Form 10KSB
period 2006-12-31
HC Innovations, Inc.
filed 2007-04-02
CIK 1370512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                    FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2006

                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from: ___/___ to ___/___

                         Commission file number: 0-52197
                              HC Innovations, Inc.
                 (Name of Small Business Issuer in its charter)


               Delaware                                   04-3570877
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)

                Six Corporate Drive, Suite 420 Shelton, CT 06484 (Address of
                    principal executive offices)

                    Issuer's telephone number: (203) 925-9600

           Securities registered under Section 12(b) of the Exchange Act: NONE

           Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                    ----------------------------------------


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [] NO [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]


         Indicate by check mark whether registrant is a shell company (as defined by Rule12b-2 of the Exchange Act) YES [ ] NO [X]

         State issuer's revenues for its most recent fiscal year. $6,166,092

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 28, 2007: $76,504,692.



         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,245,740 as of March 28, 2007.


         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

   Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1.  Description of Business                                              1

Item 2.  Description of Property                                             24

Item 3.  Legal Proceedings                                                   24

Item 4.  Submission of Matters to a Vote of Security Holders                 24


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters            25

Item 6.  Management Discussion and Analysis or Plan of Operations            27

Item 7.  Financial Statements                                                43

Item 8.  Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure                                                         43

Item 8A. Controls and Procedures                                             43

Item 8B. Other Information                                                   43


PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and
Corporate Governances; Compliance with Section 16(A) of the Exchange Act     44

Item 10. Executive Compensation                                              45

Item 11. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters                                              46

Item 12. Certain Relationships and Related Transaction, and Director
Independence                                                                 47

Item 13. Exhibits                                                            48

Item 14. Principal Accountant Fees and Services                              50


PART F/S
Financial Statements


PART III

Item 1.  Index to Exhibits

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         HC Innovations, Inc. (the terms "Company", "us", and/or "we" and other similar terms as used herein refer collectively to the Company together with its principal operating subsidiaries) is a holding company incorporated in Delaware in December 2004 that, through its subsidiaries, provides specialty care management products and services. Our specialty care management approach is predicated on caring for small populations of medically unstable and frail people.

         Our wholly-owned subsidiary, Enhanced Care Initiatives, Inc.,("ECI"), was founded in 2002 by David Chess MD, our President and Chief Executive Officer. ECI is the management company for all of our operating entities and provides specialty disease and care management services for small, costly subpopulations. ECI markets its proprietary specialty care management programs for the medically frail and other costly sub-populations to Health Maintenance Organizations ("HMOs") and other Managed Care Organizations ("MCOs") as well as state Medicaid departments.

REVERSE MERGER TRANSACTION

         Pursuant to a Stock Acquisition Agreement dated May 11, 2006, Ayre Holdings, Inc., a Delaware corporation ("Ayre"), acquired 100% of the issued and outstanding shares of HCI, in exchange for 24,368,323 shares of common stock of Ayre, representing approximately 99% of the total issued and outstanding shares of Ayre at the time. Prior to the consummation of the acquisition, Ayre, a non-reporting pink sheet company and public shell, effectuated a reverse stock split whereby the then current 793,000 issued and outstanding shares of common stock were reverse split into 328,637 shares of common stock at the rate of ..41442:1.

         The post-acquisition entity is accounted for as a recapitalization of HCI using accounting principles applicable to reverse acquisitions with HCI, being treated as the accounting parent (acquirer) and Ayre, the legal parent, being treated as the accounting subsidiary (acquiree). HCI is regarded as the predecessor entity.

         In accordance with the provisions governing the accounting for reverse acquisitions, the historical figures presented are those of HCI. Upon consummation of the acquisition on June 9, 2006, Ayre changed its name to HC Innovations, Inc. The Company's common stock is quoted on the pink sheets under the symbol "HCNV.PK".

         On February 13, 2007, the Company's Form 10-SB was declared effective by the United States Securities and Exchange Commission. As a result, the Company became a fully reporting company pursuant to the Securities Exchange Act of 1933, as amended.

OUR BUSINESS

         We are a specialty disease and care Management Company focused on caring for small populations of medically unstable and frail individuals. As a specialty disease and care Management Company, we attempt to utilize preventative health care to save money by attempting to keep patients with chronic conditions out of the hospital, helping patients and states save on health care costs. Our Company is comprised of separate divisions each with a specific focus and intervention to service this segment of our population. As a specialty disease and care Management Company we seek to bring to HMOs, MCOs and state Medicaid departments the ability to positively impact the health and cost of their sickest, costliest subsets of patients. To do this, we combine our proprietary information systems with specially trained nurses and nurse practitioners. Specifically, we integrate the following services:

        (a) Hands-on involvement by seeing patients in their homes and in nursing homes;

        (b) Call center backup consisting of nurses, social workers and case managers who work specifically with one or two nurses and their patients via the telephone to assist with coordination of services and monitoring of health status; and

        (c) Biometric monitoring through the use of devices that allow us to monitor patients in the home such as scales, medication reminder systems blood pressure machines to name a few.

         Our services extend to accompanying the patient to the doctor and providing them with our availability on a twenty-four hour a day, seven days a week basis. In the event that the patient requires admission to a hospital or nursing home, we also provide case management.

         Our principal office is located at Six Corporate Drive, Suite 420, Shelton, CT 06484. Our telephone number is (203) 925-9600. Our website address is www.hcinnovationsinc.com.

CORPORATE STRATEGY

         We are a specialty disease and care Management Company. As such, our corporate strategy is to care for the most costly and needy patients in an effort to try to have them avoid hospitalizations and, at the same time, create cost savings. We also seek to be able to facilitate care delivery support services in the community, in nursing homes, and throughout the United States and its territories. We seek to sell our products and services directly to HMOs, MCOs and State Medicaid departments, as well as to subcontract with other disease management companies.

         To implement our corporate strategy, we have created software algorithms that help us define the most needy and costly populations. We have connected this to a nurse-patient centric electronic health record (ehr), all to assist our staff in the management of our enrollees.

         Our clinical strategy is to identify subgroups of people with common needs and create programs to fill the gaps in care, stabilizing the health of the individual. These are highly complex populations consisting of patients with over seven (7) active diagnosis, average of three (3) hospitalizations per year that require complex solutions.

PRODUCTS AND SERVICES

         We offer our products and services through three channels: Easy Care, NP Care and Stratification, Analysis and Management electronic health record (SAM ehr).

Easy Care: THE SOLUTION FOR THE COMMUNITY DWELLING MEDICALLY COMPLEX AND FRAIL

         The Easy Care program focuses on the medically complex and fragile costly community-based patients. Easy Care is a program built to support the medically complex frail patient, creating a safety net that is woven from a combination of services which together seeks to support the patient and improve their health, while lowering their cost of care by preventing avoidable hospitalizations.

         Under the Easy Care Program each patient is individually evaluated to determine which approaches should be implemented for that specific patient. A feature of the Easy Care Program is that we work closely with the patient, their family and their physician. The Easy Care tools and approach include:

     o Hands-on nurse and nurse practitioner care in the home. The nurse does a comprehensive evaluation which includes physical, cognitive and social situation evaluation. We review medications, diet and exercise. We put in place disease specific exercises, review advance directives and connect patient to community resources to assure that the patient is getting what they need to stay well.

     o Physician integration. Our nurses accompany the patient on physician visits.

     o Call center support. Each patient has a support person in the call center who works with their nurse to help coordinate the patient's care. This support person calls the patient periodically and at the direction of their nurse partner assists in the follow up of medical issues. The support person also assists in setting up appointments and transportation.

     o Community-based weekly meetings to monitor, exercise and address depression and isolation in our patients. These weekly meetings are attended by our nurses, recreation aide, athletic trainers, dietician and pharmacist (on a rotating basis).

     o 24/7 Caregiver Support Program; this consists of a survey at the initiation of the program to assess caregiver needs and stress and then to help the caregiver create a sustainable support solution for the patient. This includes a 24/7 emotional support hotline, referral services, and legal hotline, to name a few.

     o Pharmacist, medical director, nutritionist and athletic trainer monitoring,

     o Biometrics, such as scales, medication monitoring devices, blood pressure machines wirelessly connected to phone lines are channeled directly to our computer system, oxymeters, glucosometers, cell phones and video phones.

     o Pharmaceutical management. Web-based medication monitoring by our pharmacist with direct feedback to our nurses' tablet PCs.

     o Case management. Our nurses continue to monitor the patient if hospitalized or in a nursing home.

     o IT infrastructure. All of our nurses are equipped with tablet PC, point, click and handwriting recognition. This allows us to efficiently gather and maintain large amounts of actionable data; it also prompts the nurse to consider specific interventions driving best practices.

     o The computer as the communication channel. Our Web-based IT system allows for faxing, e-mailing and integrated report generation.

     Easy Care Pricing

     Easy Care pricing is based on a per enrolled member, per month (PMPM) basis. We can enroll up to 1,000 patients per four months per market. We are currently able to implement two markets per 120 days. Our program works best in population centers of 50,000 or more. However, with use of our biometric monitoring system and two-way video conferencing we can extend our reach to more rural patients.

         The Company and its founders have successfully completed pilot programs with two major Connecticut hospitals, Bridgeport Hospital and Hartford Hospital, followed by a successful contract with a national HMO, HealthNet NE. Quantifiable cost savings in the range of 25%-50% have been demonstrated.

HEALTHCARE SAVINGS-ILLUSTRATIVE EXAMPLE OF HOW OUR PROGRAM CAN WORK FOR 1,000 MEDICARE ENROLLEES BASED ON THE RESULTS OF OUR PILOT PROGRAM WITH HEALTHNET NE:

     o ECI delivers 16% net cost savings on patients with average costs of $40,000/year

     o    For 1,000 enrollees a $40,000 cost per year, or $40,000,000:

     o    TOTAL SAVINGS at 25%    $ 10,000,000
     o    COST OF PROGRAM:        $  3,600,000
                                  ------------
     o    NET YEARLY SAVINGS:     $  6,400,000

                      ROI = 180%

     ECI has secured contracts with:

        1. Health Spring: a regional Medicare HMO in Tennessee. This contract began in October 2005 with 300 enrollees with a current census of approximately 500 enrollees. The term of the contract is 5 years although there are provisions for cancellation prior to the end of the term.

        2. AmeriGroup: a national Managed Care Organization (MCO), to care for a minimum of 300 of its Medicare/Medicaid enrollees in Houston, Texas. The initial term of this contract runs from June 1, 2006 through November 30, 2007.

        3. Alere Medical, Inc.: in October 2006, we entered into a Disease Management Services Agreement with Alere Medical, Inc. ("Alere"). Alere provides disease management tools, services and systems to payers which are designed to assist with and improve management of health care outcomes for patients. Alere has contracted with Tufts Health Plan ("Tufts") to provide disease management services in Massachusetts. Tufts provides various commercial and Medicare Health Plans to members. We are providing care management services to Tufts program participants in Massachusetts and Alere is paying us $295 per enrolled member per month commencing February 1, 2007.


THE MARKET FOR EASY CARE

According to the U.S. Department of Health & Human Services, three percent (3%) of the Medicare population and one percent (1%) of the Medicaid population will meet the EASY CARE profile of the medically complex and fragile costly community-based patients. With over 40 million Medicare recipients (3%=1,200,000) and over 40 million on Medicaid (1%=400,000), the market is large and growing. Currently, over five million seniors are enrolled in Managed Medicare and with the recently enacted Medicare Modernization Act; this number is expected to triple over the next two years. We have primarily focused on the Medicare and Medicaid populations because of the increased density of patients who need our services. As managed care organizations assume increasing risk in the Medicare and Medicaid market, EASY CARE(SM) is positioned to be an important tool to control the cost of this more labile population. Our primary strategy is to sell directly to these organizations, as well as to subcontract with other disease management companies allowing them to expand their offerings and fill this gap in care. (SOURCE OF ABOVE DATA: HTTP://WWW.CMS.HHS.GOV/ CENTERS FOR MEDICARE & MEDICAID SERVICES (CMS), U.S. DEPARTMENT OF HEALTH & HUMAN SERVICES)

SALES AND MARKETING FOR EASY CARE

         As indicated, we will market Easy Care to MCOs, HMOs, state medical departments, and disease management companies. Our sales strategy establishes a process and generally reaches a "yes" or "no" response within 3 to 4 months.

     The process:

          o    Initial presentations to key leadership;

          o If there is a high level of interest we enter into a Non-Binding Discovery Process which takes 4 to 6 weeks. During this time period, we do an in depth analysis of the Strategic Goals of the organization, the barriers to delivery and the processes in place to manage the outcome. We meet with, and interview people at all levels of the organization, developing a deep understanding of their needs, internal politics while we develop relationships;

          o Presentation of findings and delivery of proposal specific to the company's needs and their particular gaps;

          o    Negotiation and discussion period (3 weeks); and

          o    "Yes" or "No" decision.


NP CARE PROGRAM - NURSING HOME MEDICAL MANAGEMENT SYSTEMS

         NP Care's core business is a physician directed nursing home medical management service that integrates the patient care team. Although our NP Care program is a fee for service program, there is no charge to the nursing home for our services and approximately 61% of our reimbursement is from Medicare/Medicaid with the balance from insurance companies.

NP Care's fundamental tools and processes include:

     o Problem-oriented nurse documentation tools that guide the nurse through appropriate, efficient patient evaluation and interventions.

     o On-site nurse practitioner providing support and care.

     o Integration with the physician, staff and family.

     o Electronic health record (ehr) system serving as the company's backbone as it allows nurse practitioners to be thorough, efficient and checks to ensure that documentation matches with charges.

         Technology driven patient risk assessments of adverse events, such as falls, fractures, dehydration, etc. Our Risk Avoidance Program allows the nursing home to put in place safeguards to reduce these events, while allowing us to notify the family of the risks involved, thereby mitigating potential lawsuits.

MEDICARE ADVANTAGE SPECIAL NEEDS PLANS (SNPs) MODEL is an important new innovation in the healthcare marketplace. CMS (Centers for Medicare and Medicaid Services) in an attempt to make sicker patients more attractive to managed care companies have created this designation. With it comes enhanced patient complexity based reimbursement (paying more for patients who are sicker and use more resources). There are 3 types of SNPs. NP Care specializes in the Institutional SNP (#1)

          1. The Institutionalized (~3.5 million): Medicare beneficiaries who reside or are expected to reside for 90 days or longer in a long-term care facility.

          2. Dually Eligible (~7.5 million): Medicare beneficiaries who are also in Medicaid for full Medicaid benefits (~6.2 million) and low-income Medicare beneficiaries who receive subsidies from their state Medicaid program for their Medicare cost sharing (~1.3 million).

          3. Medicare Beneficiaries with Chronic, Severe Conditions: Medicare beneficiaries with cardiovascular disease, diabetes, heart failure, osteoarthritis, mental disorders, end-stage renal disease and/or HIV/AIDS.

(SOURCE OF ABOVE DATA: HTTP://WWW.CMS.HHS.GOV/ CENTERS FOR MEDICARE & MEDICAID SERVICES (CMS), U.S. DEPARTMENT OF HEALTH & HUMAN SERVICES)

         According to the US Department of Health & Human Services, these populations have a disproportionate share of severe chronic health conditions and disabilities. About one third of the dually eligible population lives in long-term care facilities. They commonly have multiple morbidities (5-8) and some 45% have severe mental illness.

         The Medicare Advantage Institutional SNP model has very significant financial implications. CMS is reimbursing the insurance companies almost $20,000 annually per patient for their healthcare costs. This is in contrast to reimbursement of $8,000 per year for community dwelling seniors. NP Care charges approximately 10% of the reimbursement plus is able to share in the profit margin of the service. Working in close collaboration with the health plan and the nursing home the program has the potential to create a 20% profit margin (about $4,000 per patient per year). Each nursing home has on average 50 enrollees and our plan is to contract with 30 nursing homes per year in each location or market. This equates to approximately 1,500 enrollees per year.

         NP Care offers a medical infrastructure to nursing homes that is important to controlling costs and care. With this in mind, we have begun the process of partnering with long-term care organizations and Medicare Advantage Specialty Needs Plans (SNP). Our first such partnership is with HealthSpring of Tennessee.

     According to the Pearson Report (2005), there are over 16,000 nursing homes in the United States. The table below indicates the number of facilities per region and the relative percentage of those facilities by region:

           Region                          Number of      Percentage
                                          Facilities       of Total

       New England                           1,096           6.6%

       Mid Atlantic                          1,791           10.9%

       East North Central                    3,225           19.6%

       West North Central                    2,228           13.5%

       South Atlantic                        2,379           14.5%

       East South Central                    1,076           6.5%

       West South Central                    2,080           12.6%

       Mountain                                797            4.8%

       Pacific                               1,819           11.0%

       Total                                16,491          100.0%


     We believe our planned growth will track with population patterns, as defined by beds by county, occupancy rates, nurse practitioner scope of practice, physician collaboration, recruitment of NPs, our competitive advantage, payer mix, major nursing home chain presence, and Medicare Advantage programs.

SALES AND MARKETING FOR NP CARE

     Our strategy with NP Care is to be positioned to become a national healthcare company delivering primary care and improving the quality of life for the elderly living in nursing homes.

     We will accomplish this strategy by:

     o Establishing a partnership with long-term care organizations and Medicare Advantage SNPs that support and see the value in utilizing Nurse Practitioners for primary care.

     o Working closely with both long-term care organizations and health plans to develop and implement systems of care that meet the needs of this special population. This includes computer driven risk assessments on patients to allow for a shift to proactive care, implementing programs that assist nursing home nurses in providing consistent patient care evaluations, implementing programs which address frequent falls, urinary incontinence, wound care to name a few.

     o Design an infrastructure that aligns incentives while accomplishing financial and health outcomes. Paying nursing homes for improved medical infrastructure and allowing them to also benefit from health care savings.

     OHIO NURSE PRACTITIONERS, INC.
     ------------------------------

         Effective November 6, 2006, NP Care of Ohio, LLC ("NP Ohio") entered into an agreement with Ohio Nurse Practitioners, Inc. ("ONP"). ONP is in the business of providing advance practice registered nursing services to residents of nursing homes. ONP has agreed to terminate its existing service agreements with its customers and NP Ohio has agreed to hire the shareholders of ONP as employees. In addition, ONP has agreed to provide consulting services commencing on the effective date and ending on September 30, 2009. In consideration of ONP's consulting services NP Ohio has agreed to pay ONP a maximum consulting fee of $225,000 with payments due as earned in accordance with the terms of the agreement. The Company has recognized consulting expenses in the amount of $125,000 for the year ended December 31, 2006 in connection with the services provided under the agreement.

SAM ehr - SAM ehr SOFTWARE

     SAM ehr-SAM ehr (Stratification, Analysis and Management electronic health record) is our proprietary software which allows us to stratify patients' health risk, analyzes their data and patterns of care, and drive the data out to our nurses, pharmacists and doctors to best manage the patient. SAM ehr was designed for internal use not as a marketable product. Currently we will be licensing the software to companies with whom we are doing business as a value added feature of the relationship. We anticipate doing a formal analysis of opportunities relating to SAM ehr.

FUTURE MARKETS AND OPPORTUNITIES

         We believe that SAM ehr represents an important growth opportunity. As we develop these software opportunities, our main focus will remain on our core businesses, NP Care and Easy Care(SM). However, we intend to do a formal analysis of this opportunity. If in fact there is a strong business case for further deployment we will create a separate division and seek unique dollars to support this division.





COMPETITION

     There are few hands on, community based programs in the disease management, care management space. After a detailed search, we have found no other company that provides the similar depth of community based hands on care and care coordination for this subset of medically complex and frail patients. Our proprietary programs and systems, the increasing recognition that small populations are the cost drivers that care for people with multiple conditions is critical, the maturity and experience of our senior staff, and our demonstrated outcomes are all instrumental in our gaining traction in the markets where we compete. Nevertheless, the healthcare industry and the market for healthcare information products are highly competitive and subject to continual change in the manner in which services are provided. Other entities, whose financial, research, staff, and marketing resources may exceed our resources, are marketing care management and disease management services or have announced an intention to offer such services. These entities include disease management companies, special healthcare companies, major pharmaceutical companies, healthcare organizations, independent care management organizations, provider groups, pharmacy benefit management companies, healthcare information system and software vendors, and other entities that provide services to health plans and self-insured employers. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts. We also compete against other companies that provide statistical and data management services, including clinical trial services to pharmaceutical companies. In addition, many payer organizations, including health plans, have internal network development and medical case management staff that provide services similar to those provided by us. Many of our competitors have significantly greater financial resources, and these companies also compete with us in recruiting and retaining qualified personnel. Our failure to compete effectively could have a material adverse affect on our business.

     Our competition for the NP Care division may include, but is not limited to, the following: Evercare, a Medicare Advantage program (a division of United Health Group), Alpha Physician Services (physician groups specializing in nursing home care), primary care physicians who employ nurse practitioners for their nursing home practice, and managed care programs Evercare, Fidelis, and CareOne provide direct financial incentives to these nursing homes. Our challenge is to articulate clearly our superior financial and clinical model.

     Because some of their programs overlap and move into the complex care space, there are three companies that are our major competitors in the Easy Care division:

     PARADIGM HEALTH [www.paradigmhealth.com] has for a number of years provided catastrophic care which is usually focused on hospitalized patients. They use a panel of expert physicians and nurses who provide hands on care, primarily in the hospital. More recently they have developed a complex care program which helps health plans identify the most costly and sickest patients. They focus on the sickest 1% who utilize up to 30% of the resources, usually within the commercial population. Their program addresses late-stage cancer, end-stage chronic conditions, and patients with multiple co-morbidities. They deal with the lack of coordination of care, the isolation and fear the patients' experience, and the inadequacy of social, financial, and emotional support. Most of their care coordination is telephonic although they also do hands on care using community resources such as visiting nurse (outsourced).

     CAREGUIDE@HOME [www.careguideathome.com] a service of CareGuide [www.careguide.com] which is the successor organization of Coordinated Care Solutions [CCS] and now has merged with Patient InfoSystems [www.ptisys.com]. They claim to provide interactive, personalized services to members with complex health care needs who require post-acute and continuous care and work with families and caregivers. Most of this is telephonic but the CareGuide@Home services encompass a national network of field care managers who provide home-based assessments and other onsite services for the elderly and their families.

     SPECIALTY DISEASE MANAGEMENT - SDM [www.specialitydisease.com] this is a company that provides care for a broad scope of chronic diseases and emphasizes coordination and working with the practitioner. They use a primary care nursing model and also do in home assessments and coordination of care in the community. They emphasize as their core service highly trained community based nurse care managers'.

COMPETITIVE STRATEGY AND METHODS OF COMPETITION

     o ECI TARGETS SPECIFIC SUBPOPULATIONS. Unlike other disease management companies, we are not DISEASE focused. Our services are designed for people who experience the health care system in a predictable fashion with predictable outcomes. We define subgroups of people who experience the health care system similarly, study the gaps in care and create programs to keep them well. This is a paradigm shift which requires an entirely unique culture and tool set to achieve success.

     o THE ECI PROGRAMS ARE COMPLICATED INTERVENTIONS combining intense hands-on, community-based programs involving many layers of care and intervention including RNs, nurse practitioners, athletic trainers, physical therapists, dieticians, social workers, informatics specialists, pharmacists, and physicians in a variety of roles.

         Caring for the medically complex, frail patient requires a complex infrastructure. Our infrastructure seamlessly connects and drives:

o        Patient stratification
o Assessment tools - physical exams, standardized testing, ADLs, IADLs, cognitive testing, depression, SF 12, etc.
o        True integration with the Physician
o        Interventions in the home and via call center
o        Biometrics
o        Community based nursing staff
o        Pharmacists
o        Athletic trainers
o        Nutritionist
o        Report writing
o        Community centers

THE EASY CARE PROGRAM, A SCALABLE COMPLEX INTERVENTION WILL BE DIFFICULT TO REPRODUCE.

o THE CLINICAL EXPERTISE to both understand the populations cared for and create cost-effective, rapidly integrateable, scalable models requires a team with diverse expertise

o SCALING - We believe are now able to operationalize our community based program, enrolling 1,000 complex members per market in multiple markets over a period of four to six months. This requires systems which can coordinate multiple complex interventions

o IT INFRASTRUCTURE - THIS DIVERSE PLATFORM IS MANAGED AND INTEGRATED WITHIN OUR PROPRIETARY SOFTWARE. Our web-based information system is proprietary and operates as both patient chart and communication port, effectively connecting all parts of our patient's health care team. Additionally, patient care algorithms are embedded in our software and drive standards of care resulting in a reminder system that drives best practices of care from the level of the patient and family to the physician. Our patient chart also is an activity tracker, logging all patient care activity as well as nurse interactions.

DEPENDENCE ON A LIMITED CUSTOMER BASE

         For the calendar years ending December 31, 2005 and 2006 our revenue was concentrated in a small number of customers, the loss of any or all of these customers will have a severe and negative impact on our future results of operations.

Provider                              Percentage of Service Revenue

                                      12/31/2005         12/31/2006

Medicare / Medicaid                     68.7%               60.9%
Healthspring                              -                 19.8%

                                        68.7%               80.7%




PATENTS PENDING - ECI has four Applications for Letters Patents pending:

1) Application for Letters Patent No. 10/745,786 entitled - Method And Criterion For Selecting Patients For Participation In A Care Management Program - filed December 27, 2003; Docket No. 2003KP343PA

The '786 Application's Abstract reads:

         The method and criterion of the present invention are used to select high risk or co-morbid patients for participation in a care management program. An acuity score is determined which stratifies patients by cost, diagnosis and disability. This allows us to identify those patients which will benefit most from our Easy Care program. Finding the right patient for the right program is critical to our success.

2) Application for Letters Patent No. 10/745,787 entitled - Care Management Method For Managing The Treatments Of High Risk Medically Unstable Patients - filed December 27, 2003; Docket No. 2003KP351PA.





The '787 Application's Abstract reads:

         The present invention is related to methods of managing the care of high risk or co-morbid patients who have been pre-selected for care management using the patent identified above. In accordance with the care management entity's system, care managers and other specialists coordinate and supplement treatment plans for the high risk patients. After acceptance into the care management programs, the co-morbid patients are gathered together for group sessions at a community center. This patent describes our road map for caring for the medically complex, unstable patient. The complex interplay of services and how they are applied is original and allows us to further differentiate ourselves in the managed care market.

3) Application for Letters Patent No. 11/016,058 entitled - Care Management method For Managing Treatments Of High Risk Mentally Unstable Patients - filed December 18, 2004; Docket no. 2004KP392PA

The '058 Application's Abstract reads:

         The present invention is related to methods of managing the care of high risk mentally unstable patients who have been pre-selected for care management. In accordance with the care management entity's system, care managers and other specialists coordinate and supplement treatment plans for the high risk patients. After acceptance into the care management programs, the high risk mentally unstable patients are gathered together for group sessions at a community center. Patients are equipped with cellular telephones and electronic monitoring devices for monitoring the mental and physical capacities of the high risk mentally unstable patients. This patent codifies our processes for managing this very mobile, unstable population. It describes the combinations of interventions we apply and how we apply them to manage the mentally unstable, costly patient. The value of this patent is to guide our interventions and clearly define our tools and processes, differentiating us in the marketplace.

4) Application For Letters Patent Entitled - METHOD OF GENERATING A HEALTHCARE PLAN OR WELLNESS PLAN FOR A MEMBER OF A GROUP -; Serial No. 11/504211; Filing Date August 15, 2006; Chess, D.; Docket No. 2006KP472PA

         A group representative utilizes an administrative entity to generate plans of care or wellness plans for group beneficiaries or members. The administrative entity's computer system propounds virtual questionnaires to group beneficiaries and calculates acuity scores for each group member's response. Combinations of cumulative acuity scores and standards established by the group representative are used to stratify group members according to diagnosis burden, projected cost of care burden and disability burden. Plans of care are customized and automatically generated for group members. This tool is important to us when health plans enroll new patients and have limited clinical information on patients. This allows us to identify patients who need our program. This also allows health plans to easily segregate their members into different levels of intervention.

EMPLOYEES

As of December 31, 2006, we had 48 full time employees, of which two (2) are executive officers. Further, NP care employs 47 full time employees.

EMPLOYMENT AGREEMENTS

We currently do not have employment agreements with our executive officers, but anticipate entering into such agreements in the near future.

                                  RISK FACTORS

         The discussion in this annual report regarding our business and operations includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "intend," "estimate" or "continue" or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business plan. In addition, the risks included should not be assumed to be the only things that could affect future performance. Additional risks and uncertainties include the potential loss of contractual relationships, changes in the reimbursement rates for those services as well as uncertainty about the ability to collect the appropriate fees for services provided by us. Also, the Company faces challenges in technology development, deployment and use, medical malpractice exposure and the fluctuation of medical costs vs. medical payments.

WE HAVE A HISTORY OF OPERATING LOSSES, AND SUCH LOSSES MAY CONTINUE IN THE FUTURE IF THE COMPANY IS UNABLE TO SECURE SUFFICIENT ENOUGH CONTRACTS TO COVER ITS OVERHEAD AND OPERATING EXPENSES.

     The Company had net losses of $3,250,665, and $1,378,789 for the fiscal years ended December 31, 2006, and 2005, respectively. The Company had an accumulated deficit of $5,246,964 and $1,996,299 and a net stockholders' deficit of $2,135,617 and $1,357,519 as of December 31, 2006 and 2005, respectively, and we may never be profitable.

IF WE CANNOT ACHIEVE PROFITABILITY FROM OPERATING ACTIVITIES, WE MAY NOT BE ABLE TO MEET OUR WORKING CAPITAL NEEDS.

     Our 10-KSB must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in the healthcare industry, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given our failure to date to operate profitably.

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     In their report prepared in conjunction with our 2006 and 2005 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a working capital deficiency as of December 31, 2006 and 2005, there is substantial doubt about our ability to continue as a going concern.

     Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses. In 2006 and 2005, the Company raised $1.758 million dollars through the issuance of convertible debenture notes to accredited investors. During the first quarter of 2007 $1.708 million worth of these convertible debentures were converted into common stock at a ratio of 1:1 resulting in the issuance of 1.708 million common shares.

WE WILL NEED TO RAISE SIGNIFICANT ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS OPERATIONS.

     Our cash position on a consolidated basis at December 31, 2006 was $151,534 as compared to $435,375 at December 31, 2005. At December 31, 2006, our current total monthly operating expenses are approximately $350,000. In order to continue our activities, we will be required to raise significant capital. We presently estimate that we will require an additional $3 million to $5 million to support operations and growth plans through calendar 2007.

     Even if such financing is obtained, it may not be on commercially acceptable terms or may otherwise substantially dilute the equity interests of current stockholders in our company.

WE COULD ISSUE A SIGNIFICANT AMOUNT OF COMMON STOCK OR A SERIES OF PREFERRED STOCK THAT MIGHT ADVERSELY AFFECT OUR EXISTING COMMON STOCKHOLDERS.

     Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors which may be superior to those attached to the common stock. Accordingly, the board of directors is empowered, without further stockholder approval, to issue additional shares of common stock up to the authorized amount or to establish a series of preferred stock with dividend, liquidation, conversion, voting or other rights either of which could adversely affect the voting power or other rights of the holders of the existing common stock. Issuance of additional common stock at prices below the fair market value per share would result in dilution to our existing common stockholders. Moreover, shares of preferred stock could be convertible into shares of common stock in amounts that would result in similar dilution. In the event of a preferred stock issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

INVESTING IN OUR STOCK IS HIGHLY SPECULATIVE AND YOU COULD LOSE SOME OR ALL OF YOUR INVESTMENT.

     The value of our common stock may decline and may be affected by numerous market and internal conditions such as future sales by current shareholders which could result in the loss of some or the entire amount invested in our stock. We could also issue shares of preferred stock that have rights senior to the common stock.

OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR OUTSTANDING COMMON STOCK AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR OPERATIONS.

     Our executive officers, directors and holders of more than 5% of our outstanding common stock, together with their respective affiliates, currently own approximately 67% of our voting stock, including shares subject to outstanding options and warrants. These stockholders are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company, preventing or frustrating any attempt by our stockholders to replace or remove the current management, or otherwise discouraging a potential acquirer from attempting to obtain control of the company, which in turn could limit the market value of our common stock.

WE ARE HIGHLY DEPENDENT ON OUR MANAGEMENT AND OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED IF ANY OF OUR EXECUTIVES LEAVE.

     The operations and financial success of the Company are significantly dependent on the Chief Executive Officer who is the sole member of the board of directors. Our Vice President Clinical Operations and Chief Financial & Operating Officer are also critical members of our management team. We currently do not have employment agreements with these individuals however we hope to enter into such agreements with them in the near future. Although we maintain key man life insurance on Dr. Chess, our President and Chief Executive Officer, in the event that he or our other key executives, including our Vice President Clinical Operations or CFO, become unable or unwilling to continue to direct operations, the Company lacks the funds and financial resources to replace departing management and we would be materially adversely affected. Operations could be materially affected and under certain circumstances, shareholders would lose their entire investment. Further, Dr. Chess is the sole member of several limited liability companies that perform non-medical administrative and support services in certain states where we are prohibited from directly owning a medical operation due to corporate practice of medicine laws in those states. Accordingly, in the event that Dr. Chess were to leave our Company, it may impact our day to day operations until a replacement can be recruited.

WE ARE A HOLDING COMPANY AND OUR ASSETS CONSIST PRIMARILY OF INVESTMENTS IN OUR SUBSIDIARIES AND CONSEQUENTLY OUR SHAREHOLDERS MAY NOT RECEIVE ANY DIRECT BENEFIT WHICH MAY BE DERIVED FROM OUR SUBSDIARIES.

     We are a holding company and our assets consist primarily of investments in our subsidiaries. Other than providing administrative support, the Company engages in no business directly. The subsidiaries are distinct legal entities and have no obligation to pay any dividends or make advances or loans to us.

WE FACE SIGNIFICANT COMPETITIVE RISKS.

     The healthcare industry is highly competitive. We face competition from many large and small companies. Many of these companies have financial resources far greater than ours and have greater leverage in business and personnel. A high degree of competition is expected to continue and there are no significant barriers to entry into this business. Our business may be adversely affected by these factors in a manner that causes our shareholders to lose their entire investment.

IF WE DO NOT MANAGE OUR GROWTH SUCCESSFULLY, OUR GROWTH MAY SLOW, DECLINE OR STOP, AND WE MAY NEVER BECOME PROFITABLE.

     If we do not manage our growth successfully, our growth may slow, decline or stop, and we may never become profitable. We have expanded our operations rapidly and plan to continue to expand. This expansion has created significant demands on our administrative, operational and financial personnel and other resources. Additional expansion in existing or new markets could strain resources and increase the need for capital. Our personnel, systems, procedures, controls and existing space may not be adequate to support further expansion. In addition, because our business strategy emphasizes growth, the failure to achieve our stated growth objectives or the growth expectations of investors could cause our stock price to decline.

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED IN THE MARKETPLACE.

     In connection with the commercialization of our health information system, we are marketing services designed to link patients, health care providers and payers in order to provide specialized management services for targeted chronic diseases. However, at this time, services of this type have not gained general acceptance from our customers. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for our system, especially in the health care industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, we may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of our services. Even after such time, no assurance can be given that our data and results will be convincing or determinative as to the success of our system. There can be no assurance that increased marketing efforts and the implementation of our strategies will result in market acceptance for our services or that a market for our services will develop or not be limited.

OUR AGREEMENTS WITH OUR CUSTOMERS MAY BE TERMINATED BY OUR CUSTOMERS ON RELATIVELY SHORT NOTICE.

     Our current services agreements with our customers generally automatically renew but may be terminated by those customers without cause upon short notice. In general, customer contracts may include significant performance criteria and implementation schedules for us. Failure to satisfy such criteria or meet such schedules could also result in termination of the agreements.

THE SUCCESS OF OUR PROGRAMS IS HIGHLY DEPENDENT ON THE ACCURACY OF INFORMATION PROVIDED BY PATIENTS.

     Our ability to monitor and modify patient behavior and to provide information to health care providers and payers, and consequently the success of our disease management system, is dependent upon the accuracy of information received from patients. We have not taken and do not expect to take, specific measures to determine the accuracy of information provided to us by patients regarding their medical histories. No assurance can be given that the information our patients provide us will be accurate. To the extent that patients have chosen not to comply with prescribed treatments, such patients might provide inaccurate information to avoid detection. Because of the subjective nature of medical treatment, it will be difficult for us to validate or confirm any such information. In the event that patients enrolled in our programs provide inaccurate information to a significant degree, we would be materially and adversely affected. Furthermore, there can be no assurance that our patient interventions will be successful in modifying patient behavior, improving patient health or reducing costs in any given case. Many potential customers may seek data from us with respect to the results of its programs prior to retaining us to develop new disease management or other health information programs. Our ability to market our system to new customers may be limited if we are unable to demonstrate successful results for our programs.

OUR OPERATING RESULTS HAVE FLUCTUATED IN THE PAST AND COULD FLUCTUATE IN THE FUTURE.

     Our operating results have varied in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.

OUR BUSINESS IS DEPENDENT ON DATA PROCESSING AND TRANSMISSION CAPABILITIES.

     Our business is dependent upon its ability to store, retrieve, process and manage data and to maintain and upgrade our data processing capabilities. Interruption of data processing capabilities for any extended length of time, loss of stored data, programming errors, other computer problems or interruptions of telephone service could have a material adverse effect on our business.

ANY INABILITY TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR COMPETITIVE POSITION.

     We consider our methodologies, processes and know how to be proprietary. We seek to protect our proprietary information through confidentiality agreements with our employees. Our policy is to have employees enter into confidentiality agreements that contain provisions prohibiting the disclosure of confidential information to anyone outside of the company. There can be no assurance that the steps we take to protect our intellectual property will be successful. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage.

IF OUR ACTUAL FINANCIAL RESULTS VARY FROM ANY PUBLICLY DISCLOSED FORECASTS, OUR STOCK PRICE COULD DECLINE MATERIALLY.

     Our actual financial results might vary from those that we anticipate, and these variations could be material. Publicly disclosed forecasts reflect numerous assumptions concerning expected performance, as well as other factors, which are beyond our control, and which might not turn out to have been correct. Although we believe that the assumptions underlying the projections are reasonable, actual results could be materially different, and to the extent actual results are materially different, our stock price could be materially adversely impacted.

CHANGES IN MARKET COULD ADVERSELY AFFECT OUR CONTRACTS WHICH COULD HAVE THE EFFECT OF DECREASING OUR REVENUES

     The healthcare industry in which the Company operates currently faces significant cost reduction pressures as a result of constrained revenues from governmental and private revenue sources and increasing underlying medical care costs. We believe that these pressures will continue and possibly intensify.

     The Company's services are geared specifically to assist its customers in controlling the high costs associated with the treatment of chronic diseases; however, the pressures to reduce costs in the short term may negatively affect its ability to sign and/or retain contracts. In addition, this focus on cost reduction may cause its customers to focus on contract restructurings that reduce the fees for services rendered by the Company. These financial pressures could have a negative impact on our operations.

THE COMPANY'S COMMON STOCK IS TRADED ON AN EXTREMELY ILLIQUID MARKET, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

     There is an extremely limited and illiquid public market for the Company's common stock. The common stock is currently quoted on the Pink Sheets (HCNV.PK), but trading has historically been minimal. Therefore, the market for the common stock is limited. The trading price of the Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, the gain or loss of significant customers, announcements of new products by the Company or its competitors, general conditions in our industry, and large shareholders selling or purchasing shares. There is no assurance that investors will be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

OUR FAILURE TO MAINTAIN ADEQUATE PRICE LEVELS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including potential national healthcare reform, trends toward managed care, cuts in Medicare reimbursements, and horizontal and vertical consolidation within the healthcare industry. Our inability to react effectively to these and other changes in the healthcare industry could adversely affect our operating results. We cannot predict whether any healthcare reform efforts will be enacted and what effect any such reforms may have on us or our customers. Our inability to react effectively to changes in the healthcare industry could result in a material adverse effect on our business.

THE ESTABLISHED RELATIONS WITH THE KEY NURSING HOME CHAINS MAY BE TERMINATED BY THEM, WHICH WILL RESULT IN A MATERIAL REDUCTION IN REVENUES.

     Our ability to generate revenue from our affiliate, NP Care, LLC is dependent upon securing and maintaining contracts with both individual and corporately owned nursing home chains. The nature of our contractual relationships with these nursing homes or nursing home chains is such that they may be terminated by either party without cause and with typically a thirty to ninety day written notice of the intent to terminate.

RECONCILIATIONS UNDER THE COMPANY'S CONTRACT WITH HEALTH PLANS COULD RESULT IN ADDITIONAL CASH TO BE PAID BY IT OR RESULT IN LESS CASH TO BE PAID TO THE COMPANY BY HEALTH PLANS THAN ORIGINALLY ESTIMATED.

     Our contracts with health plans are based upon a set fee charged by us on a per member per month (PMPM) basis. These contracts require a minimum enrollment of the health plan's members who qualify for our programs. We are reimbursed monthly based upon the actual census of enrolled members. Our estimated future revenues are based upon achieving high levels of enrollment.

WE ARE SUBJECT TO EXTENSIVE CHANGES IN THE HEALTHCARE INDUSTRY.

     The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. Several lawmakers have announced that they intend to propose programs to reform the U.S. health care system. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change our operating environment and our targeted customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring certain expenditures, including those for our programs. We cannot predict what impact, if any, such changes in the healthcare industry might have on our business, financial condition and results of operations. In addition, many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of our programs.

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

     The healthcare industry, including our current business, is subject to extensive regulation by both the Federal and State governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide healthcare services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and may be affected by other State and Federal statutes. Generally, State laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to, or restorative of, life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that we assist providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although we have not conducted a survey of the applicable law in all 50 states, we believe that we are not engaged in the practice of medicine or nursing. There can be no assurance, however, that our operations will not be challenged as constituting the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, we could be subject to civil and criminal penalties under such state's law and could be required to restructure its contractual arrangements in that state. Such results, or the inability to successfully restructure our contractual arrangements, could have a material adverse effect on our operations.

     We and our customers may also be subject to Federal and state laws and regulations that govern financial and other arrangements among healthcare providers. These laws prohibit certain fee splitting arrangements among healthcare providers, as well as direct and indirect payments, referrals or other financial arrangements that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Possible sanctions for violation of these restrictions include civil and criminal penalties. Criminal penalties range from misdemeanors, which carry fines of not more than $10,000 or imprisonment for not more than one year, or both, to felonies, which carry fines of not more than $25,000 or imprisonment for not more than five years, or both. Further, criminal violations may result in permanent mandatory exclusions and additional permissive exclusions from participation in Medicare and Medicaid programs.

     Regulation in the health care field is constantly evolving. We are unable to predict what government regulations, if any; affecting our business may be promulgated in the future. Our business could be materially adversely affected by the failure to obtain required licenses and governmental approvals, comply with applicable regulations or comply with existing or future laws, rules or regulations or their interpretations.

COMPLIANCE WITH NEW FEDERAL AND STATE LEGISLATIVE AND REGULATORY INITIATIVES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS OR MAY REQUIRE US TO SPEND SUBSTANTIAL AMOUNTS ACQUIRING AND IMPLEMENTING NEW INFORMATION SYSTEMS OR MODIFYING EXISTING SYSTEMS.

     We and our customers are subject to considerable state and Federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. The current focus on regulatory and legislative efforts to protect the confidentiality and security of individually-identifiable health information, as evidenced by the Health Insurance Portability and Accountability Act of 1996, (HIPAA9, is one such example.

     We believe that federal regulations governing the confidentiality of individually-identifiable health information permit us to obtain individually-identifiable health information for health and care support purposes from a health plan customer; however, state legislation or regulation could preempt federal legislation if it is more restrictive. Federal regulations governing the security of electronic individually-identifiable health information became mandatory for customers in April 2005. We are contractually required to comply with certain aspects of these confidentiality and security regulations.

     Although we continually monitor the extent to which specific state legislation or regulations may govern our operations, new federal or state legislation or regulation in this area that restricts our ability to obtain individually-identifiable health information would have a material negative impact on our operations.

GOVERNMENT REGULATORS MAY INTERPRET CURRENT REGULATIONS GOVERNING OUR OPERATIONS IN A MANNER THAT NEGATIVELY IMPACTS OUR ABILITY TO PROVIDE SERVICES.

     Broadly written Medicare fraud and abuse laws and regulations that are subject to varying interpretations may expose us to potential civil and criminal litigation regarding the structure of current and past contracts entered into with our customers. We believe that our operations have not violated and do not violate the provisions of the fraud and abuse statutes and regulations; however, private individuals acting on behalf of the United States government, or government enforcement agencies themselves, could pursue a claim against us under a new or differing interpretation of these statutes and regulations.

     Our participation in federal programs may result in our being subject directly to various federal laws and regulations, including provisions related to fraud and abuse, false claims and billing and reimbursement for services, and the False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the False Claims Act by the government as well as by private individuals, known as "whistleblowers," who are permitted to share in any settlement or judgment. Also, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payers as well as federal programs.

WE FACE COMPETITION FOR STAFFING, WHICH MAY INCREASE OUR LABOR COSTS AND REDUCE PROFITABILITY.

     We compete with other healthcare and services providers in recruiting qualified management and staff personnel for the day-to-day operations of our business, including nurses and other healthcare professionals. In some markets, the scarcity of nurses and other medical support personnel has become a significant operating issue to healthcare businesses. This shortage may require us to enhance wages and benefits to recruit and retain qualified nurses and other healthcare professionals. A failure to recruit and retain qualified management, nurses and other healthcare professionals, or to control labor costs, could have a material adverse effect on our profitability.

WE MAY FACE COSTLY LITIGATION THAT COULD FORCE US TO PAY DAMAGES AND HARM OUR REPUTATION.

     Like other participants in the healthcare market, we are subject to lawsuits alleging negligence, product liability or other similar legal theories, many of which involve large claims and significant defense costs. Any of these claims, whether with or without merit, could result in costly litigation, and divert the time, attention, and resources of management. Although we currently maintain liability insurance intended to cover such claims, there can be no assurance that the coverage limits of such insurance policies will be adequate or that all such claims will be covered by the insurance. In addition, these insurance policies must be renewed annually. Although we have been able to obtain liability insurance, such insurance may not be available in the future on acceptable terms, or at all. A successful claim in excess of the insurance coverage could have a material adverse effect on our results of operations or financial condition.

WE COULD SHARE IN POTENTIAL LIABILITY RESULTING FROM ADVERSE MEDICAL CONSEQUENCES OF PATIENTS.

     We provide information to healthcare providers and managed care organizations upon which determinations affecting medical care are made. As a result, we could share in potential liabilities for resulting adverse medical consequences to patients. In addition, we could have potential legal liability in the event we fail to correctly record or disseminate patient information. Although we do not believe that we will directly engage in the practice of medicine or direct delivery of medical services and have not been a party to any such litigation, we maintain a professional liability policy with coverage of $3 million in the aggregate and $1 million per occurrence. There can be no assurance that our procedures for limiting liability have been or will be effective, that we will not be subject to litigation that may adversely affect our results of operations, that appropriate insurance will be available to us in the future at acceptable cost or at all, or that any insurance we maintain will cover, as to scope or amount, any claims that may be made against us.

AN INABILITY TO ACCESS FINANCIAL MARKETS COULD ADVERSELY AFFECT THE EXECUTION OF THE COMPANY'S BUSINESS PLAN.

     The Company cannot give assurance that additional capital will not be needed, either through issuing more common stock, other equity securities or debt. Any additional debt or preferred equity securities would be senior to common equity holders in bankruptcy. Any additional common stock issued by the Company would dilute existing shareholder interests. Further, no assurance can be given as to how much additional working capital will be required or that additional financing can be obtained on terms that will allow the Company to execute its business plans or meet its financial obligations as they become due.

     The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flow from operations. Management cannot assure that the Company and its subsidiaries will maintain sufficient access to these financial markets based upon the Company's current financial position. Moreover, certain developments outside of the Company's control may increase the cost of borrowing or restrict its ability to access one or more financial markets. Such developments could include, but are not limited to, an economic downturn, an increase in interest rates or a weakening of the Company's financial position.

THE COST TO THE COMPANY TO COMPLY WITH SEC RULES AND REGULATIONS MAY BE OVERLY BURDENSOME.

     Subsequent to the filing of Form 10-SB, the Company has become subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Pursuant to the Exchange Act, the Company will be required to file quarterly and annual reports and reports regarding certain interim current activities. The inability to timely file the necessary SEC reports could cause the public to lose confidence in the Company and materially adversely affect the Company's stock price and ability to raise capital.

IF WE ARE UNABLE TO CERTIFY THE EFFECTIVENESS OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WE COULD SUFFER A LOSS OF PUBLIC CONFIDENCE IN OUR INTERNAL CONTROLS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL PERFORMANCE AND THE MARKET VALUE OF OUR COMMON STOCK.

     Item 308 of SEC Regulation S-K, which was promulgated pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, will require us to provide an annual report on our internal control over financial reporting, including an assessment as to whether or not our internal control over financial reporting is effective beginning with our Annual Report on Form 10-K or Form 10-KSB for the fiscal year ended December 31, 2007. We will also be required to have our auditors attest to our assessment and our CEO and CFO to individually opine on the effectiveness of our internal controls over financial reporting for the fiscal year ended December 31, 2008. We have not yet begun efforts to assess the effectiveness of the design and operation of our internal controls and, when we do perform this assessment, we may find deficiencies or material weaknesses in our internal control. An auditor will then have to evaluate our assessment to determine whether our internal control is effective. Furthermore, if we or our auditors are unable to timely complete an assessment of our internal control over financial reporting or review of our assessment efforts, we would be deficient in our reporting obligations under the Exchange Act, which may restrict our access to capital markets. Under any of these circumstances, we could be subjected to additional regulatory scrutiny and suffer a loss of public confidence in our internal control, which could have a negative impact on our financial performance and the market value of our common stock.

OUR COMMON STOCK COULD BE CONSIDERED A "PENNY STOCK" WHICH COULD MAKE IT DIFFICULT FOR INVESTORS TO PURCHASE AND DISPOSE OF OUR SHARES

     The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The SEC has adopted regulations under this statute that defines a penny stock generally to be any non-NASDAQ equity security that has a market price of less than $5.00 per share. The SEC's definition of a penny stock is likely to apply to the Company's common stock. As such, the common stock would be subject to certain risks associated with trading in penny stocks. These risks include, but are not limited to, difficulty for investors in purchasing or disposing of shares, obtaining accurate bid and ask quotations, establishing the market value of the shares, and a lack of securities analyst coverage.

     Unless exempt, for any transaction in a penny stock, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure is also required with respect to commissions payable to both the broker/dealer and the registered representative and current quotations of securities. Also, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS, STOCKHOLDERS MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT IN OUR COMMON STOCK.

We have not paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, are expected to be retained by us to finance and expand our business.

ITEM 2. DESCRIPTION OF PROPERTY.

         We lease our corporate offices under a five year lease which expires on October 31, 2009. Our corporate offices consist of 4,167 square feet with a gross annual rental of approximately $93,600.

         We believe that the condition of our leased facilities is excellent and that the provided space is sufficient for our use and operation at the present time. In the opinion of management, these properties are adequately insured and suitable for our anticipated future use.

         Our property is not leased from an affiliate.


ITEM 3. LEGAL PROCEEDINGS.

         We are not a party to any material legal proceedings, nor to our knowledge, is there any proceeding threatened against it.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information

Our common stock was initially traded on the Pink Sheets in March 2005 under the symbol "AYHG.PK". In June 2005, as a result of our reverse merger transaction, we changed our symbol to "HCNV.PK".

(b) Holders

As of March 28, 2007 36,245,740 shares of our common stock are issued and outstanding and approximately 104 shareholders of record.

(c) Dividends

         The Company has not paid dividends during the years ended December 31, 2004, December 31, 2005, or December 31, 2006 and does not expect to pay dividends for the foreseeable future.

         There is an extremely limited and illiquid public market for the Company's common stock. The common stock is currently quoted on the Pink Sheets (HCNV.PK), but trading has historically been minimal. As of December 31, 2006, 31,962,740 shares of our common stock are issued and outstanding and our common stock is quoted on the pink sheets under the symbol "HCNV.PK".

     As of December 31, 2006, our common stock was held of record by 104 shareholders. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks brokers and other fiduciaries.

     Other than approximately 328,637 shares of common stock, all of our issued and outstanding shares of common stock are deemed to be restricted stock for purposes of Rule 144 under the Securities Act and, accordingly, may not be sold absent their registration under the Securities Act or pursuant to Rule 144 following their being held for the applicable holding periods set forth in Rule 144.

     We became a reporting company under the Securities Exchange Act of 1934, as amended, upon the effectiveness of Form 10-SB registration statement. The effective date for Form 10-SB was February 13, 2007. Until such date as shall be ninety (90) days from the date of the effectiveness, our stockholders will not be able to avail themselves of Rule 144.

     In general, under Rule 144 as currently in effect, a person or group of persons whose shares are aggregated, who has beneficially owned restricted shares for at least one year, including the holding period of any prior owner except an affiliate of ours, would be entitled to sell, within any three month period, a number of shares that does not exceed 1% of the number of then outstanding shares of our Common Stock; provided, that public information about us as required by Rule 144 is available and the seller complies with manner of sale provisions and notice requirements.

TRANSFER AGENT

     Our transfer agent is Atlas Stock Transfer. Their address is 4455 South 700 East, Suite 2000, Salt Lake City, UTAH 84107.

(d) Recent Sales of Unregistered Securities

           The following is a list of our securities that have been sold or issued by us during the past three years. These securities were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. There were no underwriting discounts or commissions paid in connection with the sale of these securities.

     In September 2006 through February 2007, we sold 3,256,400 shares of our common stock for $3,256,400 to 15 investors ("September Offering"). In addition to the shares of our common stock, we issued warrants to purchase 3,256,400 shares of our common stock at $1.25 per share to these investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

    In March 2007, in connection with the September Offering, we requested that the investors exercise their respective 2006 warrants and in return receive an additional 2007 warrant at an exercise price of $3.00 for every two warrants exercised from the September 2006 PPM. As of March 2007, we received approximately $1,187,500 from the exercise of the September Offering warrants and have issued 2007 warrants for an additional 475,000 shares of our common stock to five (5) September Offering investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

     On July 11, 2006, we issued a convertible promissory note to the Rubin Family Irrevocable Stock Trust in the principal face amount of $200,000, to be funded $100,000 upon issuance of the note and $100,000 on August 11, 2006. The convertible debentures are convertible only if the amount owing thereunder are not repaid. The holders of such note represented in writing that it was an accredited investor and acquired the securities for its own account. On October 10, 2006, the Company paid the Rubin Family Irrevocable Stock Trust $203,812 in full satisfaction of the principal and accrued interest on the note. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

     In June, 2006 the Company sold a total of 142,669 shares of restricted common stock to several of its key managers for aggregate net proceeds of approximately $107,000 and warrants were exercised by a shareholder with the Company realizing $500,000 in net proceeds. These proceeds were applied to an outstanding note payable to the same shareholder in the amount of $500,000.

     In June 2005 through April, 2006, we sold approximately $1,257,985 in principal amount of convertible debentures to 18 investors ("June Offering"). In addition to the convertible debentures, we issued 1,257,985 shares of our common stock to these investors. The holders of such notes and common stock represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

         In connection with the June Offering, we issued, in March 2007, approximately 1,708,000 shares of our common stock as a result of the conversion of the June Offering Convertible Debentures. As provided in those Debentures, the holders were entitled to convert the principal amount of the Debenture in the event that we became a fully reporting company. As indicated in this Form 10-KSB, we became a fully reporting company on February 13, 2007 and, accordingly, the June Offering investors converted their Debentures. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.






ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


         This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in "Risk Factors" and included in our registration Statement on Form 10-SB (File No. 0-52197), as such registration statement became effective on February 13th, 2007. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

         The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited financial statements for the years ended December 31, 2006 and 2005, together with notes thereto included in this Form 10-KSB and (2) our registration statement Form 10-SB (File No. 0-52197), as such registration statement became effective on February 13th, 2007.

OVERVIEW

         HC Innovations, Inc. ("HCI") is a holding company incorporated in Delaware that, through its subsidiaries, provides specialty care management products and services.

         Our wholly owned subsidiary and operating company is Enhanced Care Initiatives, Inc. (ECI). ECI is a specialty disease and care Management Company comprised of several divisions each with a specific focus and intervention. Our mission is to identify subgroups of people with high costs and disability and to create and implement systems that improve their health, resulting in dramatic reductions in the cost of their care. As a specialty disease and care Management Company, we bring to our clients the ability to impact the health and cost of their sickest, costliest subsets of patients. We combine our proprietary state of the art information systems with highly trained nurses and nurse practitioners. We provide intense, hands-on involvement with call center backup and biometric monitoring. We connect care around the patient and around the clock providing case management if the patient requires hospitalization or rehabilitation in a nursing home -- always working to bring the patient safely home. We connect directly with the patient's physician by going with the patient to the doctor visit. The applications for our unique systems are numerous.

CLINICAL STRATEGY

         Identify subgroups of people with common needs and create programs to fill the gaps in care, stabilizing the health of the individual. These are highly complex populations that require complex solutions. We combine best practices, state of the art electronic health record (EHR), communication tools, calls center support and biometrics, with community-based, hands-on, high-touch care.

CORPORATE STRATEGY

         Create scalable interventions which result in significant healthcare cost savings which drive our growth visibility and profitability.

         Management has retained an investment advisory firm for the purpose of developing a strategy to secure additional capital for working capital, continued investment in information systems and the ongoing execution of its growth plans. As is typical with early stage, growth companies, 2005 and 2006 losses are largely a result of business development expenses as well as significant investment in building infrastructure for growing the Company's divisions, business and clinical systems and programs. During the first nine months of 2006, the Company was successful in securing new contracts with Aetna Health, Inc. (to manage its members in New Jersey long-term care facilities); Amerigroup Corporation (a contract for an initial 300 patients beginning in June, 2006 in Houston, Texas with estimated first year revenue of approximately $1 million); and the Company also entered into a Partnership Agreement with MCKESSON (MCK) to jointly market and respond to requests for proposals

(particularly state Medicaid opportunities) and will be integrating the Company's high intensity programs with their call center support services.

         In addition, the Company's contract with HealthSpring USA, LLC has been expanded from the initial 300 members in Tennessee to approximately 500 members, representing an increase in annualized contract revenue of approximately $.7 million.

RESULTS OF OPERATIONS

         The Company's focus for fiscal years 2003 through 2006 was to invest in the areas of IT/Systems building, clinical protocol training and development, human resource recruiting, training and development as well as marketing and business development expense. The Company has invested heavily in the development of its proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. During the second half of 2005, 2006 and 2007 to date, the Company has also invested in additions to its management and systems infrastructure in anticipation of rapid growth of its programs.

         Management believes that these investments in building the management infrastructure and systems is critical, both to ensure effective execution of its business model(s) In each market area, and to sustain high levels of revenue growth and margin enhancement over time. Management believes its models are highly scalable however there are significant start-up costs associated with scaling to new markets and there can be no assurance that the Company will be successful in securing new contracts and growing these new markets profitably.









TWELVE-MONTHS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

Revenues.

         For the twelve-months ended December 31, 2006, net revenue was $6,166,092 representing an increase of $3,278,594 (114%) as compared to the net revenue of $2,887,498 for the twelve months ended December 31, 2005. This increase is a result of both internal growth of existing operations as well as the first significant contract for our disease management division which commenced in the 4th quarter of 2005. During this period we have also expanded operations to New Jersey and Texas, both the result of new contracts for services for our subsidiaries and affiliates. During the 3rd quarter of 2006, the Texas operation began generating revenue from a contract for disease management.

Cost of Net Revenue and Gross Profit.

         For the twelve-months ended December 31, 2006 cost of net services was $5,033,136 which represents an increase of $2,449,480 (95%) as compared to the cost of net services of $2,583,656 for the twelve months ended December 31, 2005. For the twelve months ended December 31, 2006 gross profit was $1,132,956, 18% of net revenues, which represents an increase of $829,114 (273%) as compared to the gross profit of $303,842, 11% of net revenue, for the twelve-months ended December 31, 2005.

                                                    ----------------------------------------------------------------------------
                                                                        TWELVE MONTHS ENDED                           Y/O/Y %
                                                         DECEMBER 31, 2006                DECEMBER 31, 2005

Net revenues                                                 6,166,092                        2,887,498                 114%

Cost of net revenues                                         5,033,136                        2,583,656                 95%

Gross Profit                                                 1,132,956                         303,842                  273%

Gross Profit percentage                                         18%                              11%


Selling, General and Administrative Expense ("SG&A Expenses").

         SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the twelve-months ended December 31, 2006 total SG&A Expenses were $3,964,537 representing an increase of $2,462,720 (164%) as compared to the total SG&A Expenses of $1,501,817 for the twelve-months ended December 31, 2005. As a percentage of net revenue total Operating expenses for the twelve-months ended December 31, 2006 were 69% as compared to 56% for the twelve-months ended December 31, 2005. This increase was due largely to our investment in corporate infrastructure necessary to achieve our growth objectives as well as increased legal, auditing and other expansion related expenses including the previously mentioned start-up expenses of new operations.

         Depreciation and amortization expense are calculated using the straight line method over the estimated useful lives of the assets, or, in the case of leasehold improvements over the remaining term of the related lease, whichever is shorter. For the twelve-months ended December 31, 2006 depreciation and amortization expense included in Operating expenses was $269,640 representing an increase of $166,389 (161%) as compared to the total depreciation and amortization expense of $103,251 included in SG&A for the twelve-months ended December 31, 2005.

                                                           ----------------------------------------------------------------------
                                                                            TWELVE MONTHS ENDED                         Y/O/Y %
                                                               DECEMBER 31, 2006            DECEMBER 31, 2005

Selling, general and administrative expenses                      3,964,537                    1,501,817                164%

Depreciation and amortization                                      269,640                      103,251                 161%

Total Operating Expenses                                          4,234,177                    1,605,068                164%

Total Operating Expenses as a % of Revenue                           69%                          56%

Income (Loss) from operations.

         For the twelve-months ended December 31, 2006 we incurred a loss from operations of ($3,101,221) representing an increase of $1,799,995 (138%) compared to ($1,301,226) for the twelve-months ended December 31, 2005. These changes are a result of factors mentioned above as well as the costs associated with the stock acquisition agreement. We expect ongoing improvement to our results of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

INCOME TAX EXPENSE.

         The Company has incurred net operating losses (NOLs) since inception. At December 31, 2006, the Company had net operating loss carry forwards for federal income tax purposes of approximately $4,000,000, which is available to offset future federal taxable income, if any, ratably through 2026. These NOL's are subject to review by federal and state tax authorities.

PLAN OF OPERATIONS - EASY CARE

Primary Strategy.

     Our primary strategy consists of the following:


     1. MANAGED MEDICARE MARKET - Currently over five million enrolled -- 150,000 Easy Care(SM) eligible. We are focusing on small to medium sized Medicare Advantage programs with Medicare enrollment between 10,000 and 60,000. These plans are independent and not part of large networks; they are growing their Medicare membership, and are less likely to have their own disease management programs. Most of these plans are well established, though some are relatively new to Medicare. We believe we are well positioned to grow with the enrollment of these companies.

(SOURCE OF ABOVE DATA: http://www.cms.hhs.gov/ CENTERS FOR MEDICARE & MEDICAID SERVICES (CMS), U.S. DEPARTMENT OF HEALTH & HUMAN SERVICES)

Managed Medicare Direct Contracts

MANAGED MEDICARE DIRECT CONTRACTS
CURRENT CONTRACT
-----------------------------------------------------------------------
HEALTH PLAN      LOCATION        TOTAL MEDICARE    ENROLLED EASY CARE
-----------------------------------------------------------------------
HealthSpring      Nashville, TN       40,000         500 may expand to
1,000 members in Tennessee
-----------------------------------------------------------------------
HealthSpring, TX  Houston, TX         29,000        Has committed to
                                                    enroll up to 300
                                                    patients
-----------------------------------------------------------------------

ACTIVE DISCUSSIONS
- ------------------------------------------------------------------------------
HEALTH PLAN         LOCATION           TOTAL MEDICARE    COMMENTS
- ------------------- ------------------ ----------------- ---------------------

HealthNet, NE [CT]  Shelton, CT        40,000            Currently in
                                                         discovery
                                                         process
-----------------------------------------------------------------------




     2. SUBCONTRACTING WITH POPULATION BASED-SINGLE DISEASE ORIENTED DISEASE MANAGEMENT COMPANIES -- many of these companies either have large Medicare populations, are partnering with an HMO in a CCI (Medicare demonstration project), or seeking contracts with the states for Medicaid populations which include the disabled. In these cases we subcontracting with the company and enabling them to provide a complete spectrum of care which includes hands-on and presence in the community for the medically complex and frail; a capability which none of these companies has developed: Alere, Health Dialog, Health Management Corp/Wellpoint and McKesson.


--------------------------------------------------------------------------------
POPULATION BASED DM OPPORTUNITIES
ACTIVE DISCUSSION
--------------------------------------------------------------------------------
DSM COMPANY        LOCATION        POTENTIAL            COMMENT
                                   PARTNER/MEDICARE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
HealthDialog       Boston, MA      HighMark,            HD and HighMark have
                                   Pittsburgh, PA       CCI project and are
                               looking for support
                              with frail population
                                                        in the 20,000
                               population for whom
                              they are responsible
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
McKesson                           Partnership          Have been embedded in
                                   Agreement            RFP responses to
                                                        Georgia and New York
                                                        Contract has been signed
                                                        in March, 2007 for State
                                                        of Illinois Medicaid
                                                        patients in long term
                                                        care facilities
--------------------------------------------------------------------------------







     3. DUAL ELIGIBLE MEDICARE/MEDICAID PLANS - these are relatively new entities but a number of companies who are already in the Medicaid market are seeking to enroll Medicare members who have both insurances since the reimbursement incentives are favorable. Most of these companies do not have experience with the medically complex and frail patients and are seeking partners to help them.





--------------------------------------------------------------------------------
ACTIVE DISCUSSION AND CONTRACTS
--------------------------------------------------------------------------------
HEALTHPLAN       LOCATION           MEDICARE/MEDICAID     COMMENTS
--------------------------------------------------------------------------------
AmeriGroup       Houston, TX        11,000                Start up 7/1/06: 300
                                    Contract signed       members
--------------------------------------------------------------------------------


     4. MEDICAID CONTRACTS --although this is a population which could benefit from our programs, the sales cycle is very long (up to two years) and the RFP (Request for Proposal) process too distracting for EASY CARE(SM) at this time. Our approach in this context is to partner with other Disease Management and Managed Care Organizations as part of their Request for Proposal responses.

    5. MCKESSON - we have a partnership agreement in place and are working with their Disease Management Division on specific opportunities. A Contract has been signed in March, 2007 for State of Illinois Medicaid patients in long term care facilities

PLAN OF OPERATIONS - NP CARE

     We hope to achieve the growth at a rate of nine facilities per quarter over a period of four years in targeted markets. We anticipate growth will then slow down secondary to saturation of prime facilities, decreased availability of nurse practitioners and potential competition.

     Based on our analysis, the target markets include:

            TOTAL #                            POTENTIAL                  CURRENT                                      # OF
STATE    OF FACILITIES  # OF    COMPETITION     MEDICARE    CURRENT %       # OF      START    MATURE        %        FACILITIES
           IN MARKET     NPS                   ADVANTAGE   PENETRATION   FACILITIES   DATE      DATE    PENETRATION   AS MATURE
                                                PARTNERS                                                              MARKET

 CT           252       2,585     Evercare       Health        24%           60       Q1 03    Q2 08        30%              75
                                                 Spring
 IL           848       2,521        No          Health        0%            --       Q2 08    Q2 12        15%             120
                                                 Spring
 NJ           360       3,400     Evercare       Aetna        0.80%          3        Q2 06    Q4 10        20%              72
                                  Start Up
 OH           994       2,851     Evercare     Paramount       0%            --       Q3 06    Q3 10        15%             150
                                  Re-Entry
                                   Alpha
                                 Physicians
 PA           757       5,969     Evercare      Highmark       0%            --       Q1 08    Q1 12        10%              75
                                  Re-Entry
 TN           339       2,300        No          Health        0%            --       Q1 07    Q1 11        15%              50
                                                 Spring
                                  Evercare
 TX          1,139      5,532     Fidelis        Health        0%            --       Q2 07    Q2 11        10%             100
                                 Star Plus       Spring

(THE PEARSON REPORT, 2005; PROVIDER, JUNE 2005, JUNE 2006; CDC (CENTER FOR DISEASE CONTROL) HEALTH, UNITED STATES 2004 ANNUAL REPORT ON TRENDS IN HEALTH STATISTICS. EVERCARE HEALTH PLANS (www.evercarehealthplans.com))

     We have established relationships with the key nursing home chains (for example Harborside, Genoa, Sava, CareOne, THI, NHC); and have aggressively and successfully competed with Evercare in the Connecticut and New Jersey markets. We are confident that our continued focus on excellence in customer service and delivering health outcomes will continue to position NP Care as the provider of choice.

                   TARGETED MARKET SHARE % BY STATE BY (2010)

         [The table below represents a bar chart in the printed report.]

                                     CT: 35%
                                     TX: 10%
                                     TN: 15%
                                     PA: 10%
                                     OH: 15%
                                     NJ: 20%
                                     IL: 15%

Financial Engine
- ----------------

     NP Care's revenue streams include three channels:

o Fee-for-Service -- our nurse practitioners are paid on an event basis in all of our current nursing homes.

o Special Services -- Resident Risk Assessments, Employee Physicals, Nursing Home-based Educational programs are available on a service-based fee schedule.

o Medicare Advantage SNPs -- we have entered into a relationship with Aetna to be the nurse practitioner source of care for their managed care nursing home patients in select homes in New Jersey. We are now entering into contractual relations with HealthSpring in Nashville, Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible debentures and cash flows from operations. At December 31, 2006 and 2005, we had $151,534 and $435,375, respectively, in cash and cash equivalents. Operating activities for the twelve-months ended December 31, 2006 used $2,125,695, representing an increase of $1,683,169 (380%) when compared to the cash used in operating activities of $442,526 for the twelve-months ended December 31, 2005. This change is primarily due to the increased investment in building corporate infrastructure; start-up costs associated new contracts and increased spending with respect to business development.

         During 2005, the Company issued 18 month convertible debentures to private accredited investors. The total principal amount of the debentures was $1,258,000 convertible into 1,258,000 shares of the Company's common stock. These funds were used for expansion of the Company's programs, legal and accounting fees, software development costs and general working capital.

         On July 11, 2006, the Company issued a convertible promissory note to the Rubin Family Irrevocable Stock Trust in the principal face amount of $200,000, to be funded $100,000 upon issuance of the note and $100,000 on August 11, 2006. The convertible debentures are contingently convertible only if the amounts owed there under are not repaid. The conversion price of the note is equal to 50% of the market price of HCI's common stock on the day prior to conversion. In no circumstances will the conversion price be less than $.40 per share. Interest accrues on the note at 10% and the note is due on demand. On October 10, 2006, the Company paid the Rubin Family Irrevocable Stock Trust $203,812 in full satisfaction of the principal and accrued interest on this note.

         During 2006 the Company issued an additional $500,000 in 18 month convertible debentures to an existing shareholder under the same terms as the 2005 offering. In addition, the Company has borrowed from shareholders a total of $560,000 in the form of short-term notes payable. In June, 2006 the Company sold a total of 142,669 shares of restricted common stock to several of its key managers for aggregate net proceeds of approximately $107,000 and warrants were exercised by a shareholder with the Company realizing $500,000 in net proceeds. These proceeds were applied to an outstanding note payable to the same shareholder in the amount of $500,000.

         On September 25, 2006, HCI conducted a Private Placement Offering Memorandum ("PPM") for the sale of up to 3,200,000 shares of common stock at $1.00 per share and warrants to purchase 3,200,000 shares of common stock in the future. The offer to purchase common stock was scheduled to expire on the earlier of when the entire aggregate amount of common stock and the entire amount of warrants are subscribed and accepted or November 30, 2006. The Company extended the offering period to February 28, 2007. As of December 31, 2006, the Company raised $1,956,400 under the PPM. During the first quarter of 2007 the Company completed the PPM by raising an additional $1,350,000.

         The warrants have a term of two years. The exercise price is $1.25 per share. The warrants shall be redeemable at $.05 per warrant share contingent upon HCI's common stock trades at a closing price of at least $3.50 per share over twenty consecutive days.

         During the first quarter of 2007 the Company offered holders of the warrants issued in conjunction with the PPM of September 25, 2006 an incentive to exercise the warrants early. This offer consisted of a grant of one additional warrant at a price of $3.00 per share for every 2 warrants exercised during the first quarter of 2007. These additional warrants have a term of two years.

         In August, September and November 2006, Dr. Chess, our President and Chief Executive Officer and his son, loaned NP Care, LLC an aggregate of $345,000 as evidenced by five demand promissory notes. The interest rate for each note is ten percent (10%) per annum and each matured at varying dates between September and January 2007. On November 3, 2006, the Company paid Dr. Chess $51,276 in satisfaction of principal and accrued interest on one of the notes and has made payments of $10,000 towards another of the loans. The other four notes continue to accrue interest until paid in full and have a principal balance of $285,000 at December 31, 2006.

         During December 2005, the Company entered into a Memorandum of Understanding ("MOU") with BioScrip, Inc. ("BioScrip"). BioScrip provided a $250,000 refundable advance towards the purchase of $1,500,000 worth of HCI common stock. BioScrip did not purchase the common stock and the MOU was terminated due to disputes arising between the Company and BioScrip regarding the return of the advance. Under the terms of a settlement agreement dated October 11, 2006, BioScrip and HCI agreed to settle the amount owed to BioScrip for a single payment of $125,000 in full and final settlement and the Company made this payment on November 15, 2006.

During 2004, the Company entered into a subscription agreement with an investor whereby the investor purchased 2,748,897 shares of common stock at an aggregate purchase price of $500,000.

         During 2004, the Company (Borrower) entered into a loan agreement with The Rubin Family Irrevocable Stock Trust (Lender), a shareholder of HCI, whereby the Lender extended a line of credit facility in the original principal amount not to exceed $500,000 to the Borrower for general company purposes. On December 31, 2006 and 2005, there was $-0- and $500,000 outstanding on the line of credit, respectively.

         The Company incurred consulting, advisory and legal fees during 2006 and 2005 to secure financing, raising capital, secure a public shell and Chair the Business Advisory Board. These consultants received stock in exchange for these services rendered, in non-cash transactions. The total amount charged to expense for the year ended December 31, 2006 and 2005, was $-0- and $44,892, respectively.

         During 2004, the Company entered into agreements with banks to establish line of credit facilities to finance the on-going operations of the Company. As of December 2006 and 2005, the total amounts outstanding on the lines of credit were $200,000 and $210,122 respectively.

         During 2005 and 2004, the Company financed the addition of computer equipment related to the expansion of the programs through various capital lease agreements. During 2006 and 2005, a total of $245,475 and $205,881 were outstanding on these leases, respectively.

         The Company has incurred significant costs for the development of software for internal use. As of December 31, 2006 and 2005, the Company incurred $752,988 and $596,096, respectively in capitalized software costs. The Company used one vendor to develop this software. On December 31, 2005, the Company entered into a note payable agreement with the vendor for the outstanding balance greater than 90 days on the account. At December 31, 2006 the amount outstanding to this vendor was $682,315.



Accounts Receivable

         As of December 31, 2006 and 2005, the Company's accounts receivable aging by major payers was as follows:

December 31, 2006

                 0 - 30     31 - 60   61 - 90    > 90       Total
               ------------------------------------------------------

Medicare           181,598    12,376    11,007     7,693     212,674
Healthnet           10,300       540        78       181      11,099
Medicaid            12,752     1,933     1,092     6,531      22,308
Blue Cross           7,880     2,608       604     1,480      12,572
Other Private       45,407    11,553     5,419     9,790      72,169

               ------------------------------------------------------
                 $ 257,936  $ 29,010  $ 18,200  $ 25,676   $ 330,822
               ======================================================

December 31, 2005

                 0 - 30     31 - 60   61 - 90    > 90       Total
               ------------------------------------------------------

Medicare           114,738    21,664     7,013     1,926     145,341
Healthnet            5,967       258         -     5,246      11,471
Medicaid             6,175       430       126       164       6,895
Blue Cross           1,739     2,331       645    13,644      18,359
Other Private       26,526     5,192     1,281     5,246      38,245

               ------------------------------------------------------
                 $ 155,145  $ 29,875    $9,065  $ 26,226   $ 220,311
               ======================================================

         Receivables recorded at December 31, 2006 and 2005 consists primarily of fees for services to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by a third party billing company responsible for collecting amounts due. Day's sales outstanding (DSO's) decreased from 28 at December 31, 2005 to 19 at December 31, 2006 due to the increase in collection efforts by the Company during 2006.

         A significant portion of the Company's fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in the Company's consolidated financial statements for years ended December 31, 2006 and 2005 are recorded at the amount ultimately expected to be received from these payers. For the years ended December 31, 2006 and 2005, there were $1,701,268 and $1,937,060, respectively, recorded as contractual allowances.

         Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management's expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. For the years ended December 31, 2006 and 2005, the bad debt direct write-offs totaled approximately $48,000 and $54,000, respectively.


         Based on our current financial resources, we will require additional working capital to fund our ongoing business, business strategy including acquisitions and further development of our proprietary software systems. There can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing could impair our ability to achieve our business strategy. There can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including, but not limited to, our ability to further increase awareness of our programs, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales and nursing staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our programs, we will be required to deliver increasing outcomes to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased program demand or that we will be able to execute our programs on a timely and cost-effective basis.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         There are no guarantees, commitments, lease and debt agreements or other agreements that would trigger adverse changes in our credit rating, earnings, or cash flows, including requirements to perform under stand-by agreements.

     The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of December 31, 2006 are as follows:


                  YEARS ENDING DECEMBER 31,

                      2007                            $ 255,785
                      2008                              243,449
                      2009                              226,772
                      2010                               35,597
                      2011                               23,753
                                                    ------------
                  Total minimum lease payments         $785,356
                                                    ============



CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

REVENUE RECOGNITION

          A significant portion of the Company's fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a substantial portion of the total net revenues and receivables reported in the Company's consolidated financial statements are recorded at the amount ultimately expected to be received from these payers.

         The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payer/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled. Further, the Company does not expect the reasonably possible effects of a change in estimate related to unsettled contractual allowance amounts from Medicaid and third-party payers to be significant to its future operating results and consolidated financial position.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         The Company has capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position (SOP) 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." In accordance with SOP 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and
(iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

         The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by the Company with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash, accounts payable and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the notes payable approximates their fair value due to the use of market rates of interest.

FIXED ASSETS

         Fixed assets are stated at cost, less accumulated depreciation and amortization. Major improvements and betterments to the fixed assets are capitalized. Expenditures for maintenance and repairs which do not extend the estimated useful lives of the applicable assets are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the assets and the related accumulated depreciation are removed from the accounts and any resulting profit or loss is recognized in operations.

         The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, over the remaining term of the related lease, whichever is shorter.

STOCK BASED TRANSACTIONS

         In connection with the valuation of equity transactions that occurred from January 1, 2005 to December 31, 2006, the Company considered Statement of Financial Accounting Standards No. 123 (revised 2004); Share Based Payments (SFAS 123R), specifically paragraph 7, and also considered the American Institute of Certified Public Accountants ("AICPA") Task Force's Audit and Accounting Practice Aid-- Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "AICPA Practice Aid"). As a company without significant resources, management concluded that the expenditure of limited available funds to engage an outside valuation specialist to perform contemporaneous and comprehensive valuations in 2006 and 2005 was not an appropriate use of financial resources. We instead derived relevant valuations internally considering SFAS 123R and the AICPA Practice Aid and evaluated those figures in light of Generally Accepted Accounting Principles to establish fair values for accounting purposes.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, established a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a material impact on the determination of reporting of our financial results

ITEM 7. FINANCIAL STATEMENTS.

See the F-Pages contained herein, which include our audited consolidated financial statements. The information required by this item is contained in the consolidated financial statements set forth in Item 15(a) under the caption "Consolidated Financial Statements" as part of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Prior to the acquisition of Ayre Holdings, Inc. the financial statements of Ayre Holdings were audited by Nicholas LaPIER CPA PC. Subsequent to the acquisition, our consolidated financial statements will continue to be audited by Carlin, Charron & Rosen, LLP and we will not use the services of Nicholas LaPIER CPA PC.

ITEM 8A. CONTROLS AND PROCEDURES.

Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officers have designed such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934 as amended, to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation as of the date of this Report. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION.

In March 2007, in connection with the September Offering, we requested that the investors exercise their respective warrants and in return shall receive an additional warrant at an exercise price of $3.00 per share for every 2 warrants exercised during the first quarter of 2007. As of March 2007, we received approximately $1,187,500 from the exercise of the September Offering warrants and have issued warrants for an additional 475,000 shares of our common stock to five (5) September Offering investors.

In connection with the June Offering, we issued approximately 1,708,000 shares of our common stock as a result of the conversion of the June Offering Convertible Debentures. As provided in those Debentures, the holders were entitled to convert the principal amount of the Debenture in the event that we became a fully reporting company. As indicated in this Form 10-KSB, we became a fully reporting company on February 13, 2007 and, accordingly, the June Offering investors converted their Debentures.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


The following table sets forth certain information concerning each of the Company's directors and executive officers:

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

--------------------------  -----  ---------------------------------------------
NAME                         AGE   POSITION
--------------------------  -----  ---------------------------------------------
David Chess, M.D.            54    President, Chief Executive Officer, Chief
                                   Medical Officer, Chairman of the Board and
                                   Director
--------------------------  -----  ---------------------------------------------
Jeffrey L. Zwicker           63    Chief Financial Officer and Chief Operating
                                   Officer
--------------------------  -----  ---------------------------------------------
Mary Krentzman, MS, RN       57    Vice President Clinical Operations
--------------------------  -----  ---------------------------------------------

     Listed below is certain information concerning our directors and executive officers. Each of our executive officers is a full time employee of ours.

     DAVID CHESS, M.D. is our President, Chief Executive Officer, Chief Medical Officer, Chairman of the Board and Director. Dr. Chess is a Geriatrician, Internist and Entrepreneur with over 20 years' experience. Dr. Chess has been practicing medicine as a Physician with PriMed - Internal Medicine and Geriatrics since 1985 till present. He also served as Vice President Medical Affaires in the Hewitt Organization from 1998 to 2002. David also serves as President of Project Patient Care (PPC), a non-profit 501(c) 3 patient advocacy organization he founded in January 2000. David has recently co-authored a paper with David Nash and his team at Department of Health Policy, Jefferson Medical College entitled, "Pharmacy Utilization and the Medicare Modernization Act "A Review of the Literature," published in the MILBANK QUARTERLY in spring 2005. During the period from 2001 to 2003, Dr. Chess also consulted for Kidd and Company. He received his Medical Degree from Creighton University School of Medicine, performed his Internal Medicine Internship and Residency at Albert Einstein School of Medicine, and was Chief Resident in Internal Medicine at Bridgeport Hospital. He is an Alpha Omega Alpha recipient. David is an Associate Clinical Professor of Medicine at Yale University School of Medicine.

     JEFFREY L. ZWICKER is our Chief Financial and Operating Officer. Mr. Zwicker joined the company in May, 2005. He has over 35 years of business management experience. From September 2001 until joining the Company, Mr. Zwicker was an independent consultant. Mr. Zwicker served as CFO/COO and ultimately President & CEO and a Director of DeLuca, Inc. (Subsidiary of Perdue

Farms, Inc) from April, 1993 to August, 2001. Prior to his positions with DeLuca, Inc. he served as President/COO and CFO of several early to middle stage, micro and small cap health care, manufacturing, retailing and distribution companies. He holds a Bachelor of Science in Accounting from Quinnipiac University.

     MARY KRENTZMAN, MS, RN is our Vice President Clinical Operations for Enhanced Care Initiatives, Inc. Ms. Krentzman has over 30 years of nursing experience and is a pioneer in the development of community-based patient care delivery systems. Before joining the Company in 2004, she was a Registered Nurse Case Manager with the Community Case Management program of the Hartford Physician Hospital Organization (HPHO) at Hartford Hospital where she implemented and managed provider-based community case management programs in Hartford, CT. From 2002 to 2003 Ms. Krentzman was Community Case Management Services Manager with the Health Resources division of VNA HealthCare. From March, 1999 until January, 2002 she was a Community Case Manager for the Hartford Physician Hospital Organization (HPHO). Ms. Krentzman also has additional experience as an inpatient nurse case manager, which followed her practical experience in the intensive care, coronary care and emergency departments at Bridgeport Hospital. Her educational background includes a Bachelor of Science in Nursing from Sacred Heart University and a Masters of Science in Nursing Case Management from Pace University. Mary is recently published for her work entitled COMMUNITY-BASED HEALTH PROGRAMS IN A MANAGED CARE ENVIRONMENT.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         Dr. Chess's current salary is $100,000 and he is presently drawing compensation from NP Care, LLC at the annual rate of $100,000 in the form of guaranteed payments.

Compensation of Directors

         Currently, Dr. Chess is our sole director. He did not receive any compensation for serving on our Board.

Stock Option Plan

            We do not currently have a stock option plan.

                           SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last two (2) years to the Company by its Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2006.

  NAME AND PRINCIPAL POSITION       FISCAL          SALARY           OTHER ANNUAL       RESTRICTED STOCK      SECURITIES
                                     YEAR                            COMPENSATION            AWARD            UNDERLYING
                                                                                                                OPTIONS
-----------------------------------------------------------------------------------------------------------------------------
David Chess                          2006          $100,000                -                   -                   -
President, CEO, Chairman of the
Board of Directors                   2005          $30,769                 -                   -                   -

Jeffrey L. Zwicker                   2006          $163,230                -                   -                   -
Chief Financial Officer, Chief
Operating Officer                    2005          $81,446                 -                   -                   -

Mary Krentzman                       2006          $132,076                -                   -                   -
Vice President, Clinical
Operations                           2005          $86,153                 -                   -                   -

CORPORATE GOVERNANCE - BOARD OF DIRECTORS

Election of Officers

         Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders or until the successors are qualified and elected. [The Company's bylaws provide for not less than one (1) director.] Currently there is one (1) director in the Company; Dr. David Chess, our Chief Executive Officer. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his or her successor is elected and qualified.

         The Company currently does not have any committees of the Board of Directors although it plans to establish one or more committees in the near future, including an audit committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 28, 2007, the name and number of shares of the Company's common stock, par value $0.001 per share, held of record by (i) each of the three highest paid persons who are officers and directors of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

STOCKHOLDERS' NAME AND ADDRESS*                   SHARES             PERCENTAGE
                                           BENEFICIALLY OWNED (1)   OWNERSHIP(1)
David Chess, MD                                 10,245,822              28.3%
Jeffrey L. Zwicker                               1,000,130               2.8%
Mary Krentzman, MS, RN                             542,643               1.5%
Rubin Family Irrevocable Stock Trust             7,915,590              21.8%
D. Vincent Penry, APRN                           2,636,022               7.3%
Stephen Urciuoli, MD                             1,889,015               5.2%
Officers and directors as a group               11,788,595              32.5%
of (3 persons)

----------
* Each shareholder's address is c/o HC Innovations, Inc., Six Corporate Drive, Suite 420, Shelton, Connecticut, 06484.

(1) Based on an aggregate of 36,245,740 shares (on a fully diluted basis) outstanding as of March 28, 2007.



Options and Common Shares Granted in the Year Ended December 31, 2006

         No options or common shares were granted to executives during the year ended October 31, 2006.

Compliance with Section 16(A) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten (10%) percent of the Company's outstanding common stock, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of common stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         As of December 31, 2006, the Company's directors, executive officers, and persons who own more than ten (10%) percent of the Company's common stock were not required to make section 10(a) filings as the Company was not a reporting company as of that date.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

         The Company consolidates all controlled subsidiaries, which control is effectuated through ownership of voting common stock or by other means. In states where ECI is not permitted to directly own a medical operation due to corporate practice of medicine laws in those states, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, ECI conducts business through LLCs that it controls through Dr. Chess, our Chief Executive Officer, as the sole member, and it is these affiliated LLCs that employ Advanced Practice Nurse Practitioners (APRNs) who practice medicine. In such states, ECI generally enters into exclusive long-term management services agreements with the LLCs that operate the medical operations that restricts the member(s) of the affiliated LLCs from transferring their ownership interests in the affiliated LLCs and otherwise provides ECI or its designee with a controlling voting or financial interest in the affiliated LLCs and their operations. The underlying entities (LLCs), which are required to be consolidated under Financial Accounting Standards Board ("FASB") Interpretation No. 46, as revised ("FIN 46R"), "Consolidation of Variable Interest Entities", would also be consolidated under the provisions of Emerging Issues Task Force ("EITF") No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements". The LLCs have been determined to be variable interest entities due to the existence of a call option under which ECI has the ability to require the member(s) of all of the voting equity interests of the underlying LLCs to transfer their equity interests at any time to any person specified by ECI and vote the member(s) interests as ECI instructs. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders. In addition, the Company has an exclusive long-term management services agreement with each of the LLCs and the member(s) of the LLCs which allows the Company to direct all of the non-clinical activities of the LLCs, retain all of the economic benefits, and assume all of the risks associated with ownership of the LLCs. In this manner, the Company has all of the economic benefits and risks associated with the LLCs, but has disproportionately few voting rights.

         In August, September and November 2006, Dr. Chess, our President and Chief Executive Officer and his son, loaned NP Care, LLC an aggregate of $345,000 as evidenced by five demand promissory notes. The interest rate for each note is ten percent (10%) per annum and each matured at varying dates between September and January 2007. On November 3, 2006, the Company paid Dr. Chess $51,276 in satisfaction of principal and accrued interest on one of the notes and has made payments of $10,000 towards another of the loans. The other notes continue to accrue interest until paid in full.

         Dr. Chess is presently drawing compensation from NP Care, LLC at the annual rate of $100,000 in the form of guaranteed payments.




ITEM 13. EXHIBITS.

(a) Financial Statements - The following consolidated Financial Statements of HC Innovations, Inc. and subsidiaries are filed as part of this report:

         Report of Independent Registered Public Accounting Firm.
         Consolidated Balance Sheets as of December 31, 2006 and
         December 31, 2005.
         Consolidated Statements of Operations for the years ended December 31, 2006 and December 31, 2005.
         Consolidated Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005.
         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2006 and December 31, 2005.
         Notes to Consolidated Financial Statements.


(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c) Exhibits.

 2.1 Stock Acquisition Agreement by and between Ayre Holdings, Inc., HC Innovations, Inc., and the shareholders stated therein, dated May 11, 2006.*

3.1       Certificate of Incorporation, dated November 7, 2001.*

3.1.1 Certificate of Amendment to Certificate of Incorporation, dated May 17, 2006.*

3.1.2 Certificate of Amendment to Certificate of Incorporation, dated June 5, 2006.*

3.2       By-laws.*

4.1       Specimen of Common Stock certificate.*

10.1      Form of  Promissory  Note  issued to Rubin  Family  Irrevocable  Stock
          Trust.*

10.2      Form of Convertible Debenture issued to certain investors.*

10.3 Sublease Agreement between American Skandia Information and Technology Corporation and the Company, dates as of September 2004.*

10.4      Form of Registration Right Agreement signed with certain investors.*

10.5      Form of Subscription Agreement.*

10.6      Form of Warrants to Purchase Common Stock*

10.7 Disease Case Management Services Agreement and State of Work for Care Management Services between Alere Medical, Inc. and Enhanced Care Initiatives, Inc. dated October 16, 2006.*

10.8 Amended and Restated Consulting Agreement between HC Innovations, Inc. and Strategic Growth International, Inc., dated September 22, 2006.*

10.9 Memorandum of Understanding by and between NP Care of Ohio, LLC and Ohio Nurse Practitioners, Inc., Kayleen Berger and Kathryn Maxwell, dated October 20, 2006.*

21        List of Subsidiaries.*

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2      Certification of Vice President pursuant to 18 U.S.C. Section 1350

* These documents are rendered as previously filed and incorporated by reference to the Company's Form 10-KSB, as amended.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.


         The following is a summary of the fees billed to us by Carlin, Charron & Rosen, LLP for professional services rendered for 2006:

         FEE CATEGORY                            2006 FEES
         Audit Fees                              $ 85,000
         Audit-Related Fees                      $ 83,346
         Tax Fees                                $     --
         All Other Fees                          $     --
                                                 --------
         Total Fees                              $168,346

         AUDIT FEES. Consists of fees and expenses incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Form 10-KSB for December 31, 2006 and our Form 10-SB filing for interim reviews at June 30, 2006 and September 30,2006, and services that are normally provided by Carlin, Charron & Rosen, LLP in connection with statutory and regulatory filings or engagements, regardless of when the fees and expenses were billed.

         AUDIT RELATED FEES. Consists of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees". These services include services related to accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

         TAX FEES. Consists of fees and expenses for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, acquisition and divestiture tax planning.

         ALL OTHER FEES. Consists of fees and expenses for products and services other than the services reported above.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 2, 2007

By:


/s/ David Chess
------------------------------------------
David Chess
President and Chief Executive Officer



By:


/s/ Jeffrey L. Zwicker
------------------------------------------
Jeffrey L. Zwicker
Chief Financial Officer and Chief Operating Officer

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                  TOGETHER WITH

                     REPORT OF INDEPENDENT REGISTERED PUBLIC

                                 ACCOUNTING FIRM

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                                Table of Contents

--------------------------------------------------------------------------------

                                                                                      Page
                                                                                     Number
Report of Independent Registered Public Accounting Firm                                 F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets                                                        F-2

     Consolidated Statements of Operations                                              F-3

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)               F-4

     Consolidated Statements of Cash Flows                                              F-5

     Notes to Consolidated Financial Statements                                         F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders of
HC Innovations, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of HC Innovations, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HC Innovations, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has a working capital deficiency of $3,276,083 as of December 31, 2006, has sustained net losses of $3,250,665 and $1,378,789 for the years ended December 31, 2006 and 2005, respectively, and has an accumulated deficit of $5,246,964 as of December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.


/s/ Carlin, Charron & Rosen, LLP
Glastonbury, Connecticut
April 2, 2007

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2006 AND 2005

                                Assets                                                               2006                  2005
Current assets

     Cash and cash equivalents                                                                    $   151,534           $   435,375

     Accounts receivable                                                                              330,822               220,311

     Prepaid expenses                                                                                 142,274               158,056
                                                                                                  -----------           -----------
          Total current assets
                                                                                                      624,630               813,742

Fixed assets, net                                                                                     292,435               234,729

Capitalized software development costs, net                                                         1,310,727               686,798

Deferred issuance costs, net                                                                           51,405                59,779

Security deposits and other, net                                                                       65,266                33,282
                                                                                                  -----------           -----------
                         Total assets                                                             $ 2,344,463           $ 1,828,330
                                                                                                  ===========           ===========
            Liabilities and Stockholders' Equity (Deficit)

Current liabilities

     Lines of credit                                                                              $   200,000           $   210,122

     Current portion of notes payable                                                                 441,139                30,224

     Current portion of capital lease obligations                                                      93,942                55,334

     Notes payable to vendors                                                                          44,841               274,615

     Current portion of convertible debentures, net of discount                                     1,222,556                    --

     Accounts payable                                                                               1,498,216               456,184

     Accrued liabilities                                                                              368,919               159,826

     Deferred revenue                                                                                  31,100                    --

     Deposit                                                                                               --               250,000
                                                                                                  -----------           -----------
          Total current liabilities                                                                 3,900,713             1,436,305

Notes payable, net of current portion                                                                  29,449                60,564

Capital lease obligations, net of current portion                                                     151,533               101,542

Convertible debentures, net of discount and current portion                                           398,385             1,087,438

Note payable - related party                                                                               --               500,000
                                                                                                  -----------           -----------

          Total liabilities                                                                         4,480,080             3,185,849
                                                                                                  -----------           -----------
Commitments and contingencies (Note 18)
                                                                                                           --                    --
Stockholders' equity (deficit)

     Preferred stock, $.001 par value, 5,000,000 shares authorized                                         --                    --
     Common stock, $.001 par value in 2006, $.01 par value in 2005,
        100,000,000 shares authorized                                                                  30,956               238,684

     Stock subscriptions receivable                                                                   (21,671)              (21,671)

     Additional paid in capital                                                                     3,102,062               421,767

     Deficit                                                                                       (5,246,964)           (1,996,299)
                                                                                                  -----------           -----------

          Total stockholders' deficit                                                              (2,135,617)           (1,357,519)
                                                                                                  -----------           -----------
                         Total liabilities and stockholders' deficit                              $ 2,344,463           $ 1,828,330
                                                                                                  ===========           ===========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                                                         2006              2005
 Net revenues                                                                                        $  6,166,092      $  2,887,498
                                                                                                     ------------------------------

 Cost of services                                                                                       5,033,136         2,583,656

 Selling, general and administrative expenses                                                           3,964,537         1,501,817

 Depreciation and amortization                                                                            269,640           103,251
                                                                                                     ------------------------------

                                                                                                        9,267,313         4,188,724
                                                                                                     ------------------------------

      Loss from operations                                                                             (3,101,221)       (1,301,226)
                                                                                                     ------------------------------

 Other income/(expense)

      Other income                                                                                        130,493               673

      Interest income                                                                                       2,356             6,235

      Interest expense                                                                                   (282,293)          (84,471)
                                                                                                     ------------------------------

                                                                                                         (149,444)          (77,563)
                                                                                                     ------------------------------
      Loss before provision for income taxes
                                                                                                       (3,250,665)       (1,378,789)

 Provision for income taxes                                                                                    --                --
                                                                                                     ------------------------------

 Net loss                                                                                            $ (3,250,665)     $ (1,378,789)
                                                                                                     ==============================

Basic loss per share                                                                                 $       (.12)     $       (.06)
                                                                                                     ==============================
Diluted loss per share                                                                               $       (.12)     $       (.06)
                                                                                                     ==============================

Weighted average common shares outstanding                                                             27,305,114        21,429,516
                                                                                                     ==============================



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                        Common Stock                                                      Total
                                                  -------------------------     Paid-In     Subscriptions              Stockholders'
                                                  Shares Issued    Amount       Capital      Receivable     Deficit       Deficit
                                                  ---------------------------------------------------------------------------------
Balance, January 1, 2005                           20,257,332   $   202,573   $   109,088   $   (22,115)  $  (617,510)  $  (327,964)



Issuance of common stock                              511,082         5,111        (4,160)         (951)           --            --


Purchase and retirement of common stock              (984,007)       (9,840)        8,009         1,395            --          (436)


Shares issued as compensation - consulting
     services                                       2,601,090        26,011        35,489            --            --        61,500

Shares issued as compensation - consulting
     services                                          49,441           495          (403)           --            --            92


Shares issued as compensation - advisory services     100,000         1,000        39,000            --            --        40,000


Shares issued as compensation - legal services         50,000           500        19,500            --            --        20,000


Common stock issued in connection
     with convertible debenture and
     issuance costs                                 1,283,385        12,834       215,244            --            --       228,078


Net loss                                                   --            --            --            --    (1,378,789)   (1,378,789)

                                                  ---------------------------------------------------------------------------------
Balance - December 31, 2005                        23,868,323   $   238,684   $   421,767   $   (21,671)  $(1,996,299)  $(1,357,519)



Common stock issued in connection with
     convertible debenture - April 17, 2006
     (Note 12)                                        500,000         5,000       136,348            --            --       141,348


Reverse acquisition recapitalization adjustment
     (Note 2)                                         328,637      (218,988)      218,988            --            --            --


Issuance of common stock - June 23, 2006
     (Note 15)                                        142,669           143       106,859            --            --       107,002


Common stock issued in connection with
     exercise of warrants - June 28, 2006
     (Note 12)                                      5,166,711         5,167       494,833            --            --       500,000


Common stock (106,400 shares) to be issued in              --            --       106,400            --            --       106,400
     satisfaction of note payable and accrued
     interest October 25, 2006  (Note 12)                  --            --            --            --            --


Common stock issued in connection with private        950,000           950       829,821            --            --       830,771
     placement, net of issuance costs (Note 15)


Common stock (900,000 shares)to be issued
     in connection with private placement, net
     of issuance costs  (Note 15)                          --            --       787,046            --            --       787,046


Net loss                                                   --            --            --            --    (3,250,665)   (3,250,665)

                                                  ---------------------------------------------------------------------------------
Balance, December 31, 2006                        $30,956,340   $    30,956   $ 3,102,062   $   (21,671)  $(5,246,964)  $(2,135,617)
                                                  =================================================================================



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

Cash flows from operating activities:                                                                2006                   2005
     Net loss                                                                                    $(3,250,665)           $(1,378,789)

     Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                                                              269,640                103,251

          Shares issued as compensation - consulting services                                             --                 61,592

          Shares issued as compensation - advisory services                                               --                 40,000

          Shares issued as compensation - legal services                                                  --                 20,000

          Amortization of discount - convertible debentures                                          174,851                 32,131

     Changes in operating assets and liabilities:

         (Increase) Decrease in:

              Accounts receivable                                                                   (110,511)                80,708

              Prepaid expenses                                                                        15,782               (130,517)

              Security deposits and other                                                             33,643                 21,884

          Increase (Decrease) in:

              Accounts payable                                                                     1,042,032                139,959

              Accrued liabilities                                                                    215,493                 42,640

              Deferred revenue                                                                        31,100                     --

              Notes payable to vendors                                                              (229,774)               274,615

              Deposit                                                                               (250,000)               250,000
                                                                                                 ----------------------------------

Net cash used in operating activities                                                             (2,125,695)              (442,526)
                                                                                                 ----------------------------------

Cash flow from investing activities:

          Purchases of fixed assets, net                                                             (68,375)              (133,536)

          Expenditures for capitalized software development costs                                   (638,270)              (596,096)
                                                                                                 ----------------------------------

Net cash used in investing activities                                                               (706,645)              (729,632)
                                                                                                 ----------------------------------

Cash flows from financing activities:

          Proceeds from issuance of common stock                                                   1,724,819                     --

          Proceeds from notes payable                                                                560,000                     --

          Proceeds from issuance of convertible debentures                                           500,000              1,257,985

          Proceeds from notes payable - related party                                                     --                450,000

          Retirement of common stock                                                                      --                   (436)

          Payments on lines of credit, net                                                           (10,122)                    --

          Deferred issuance costs paid                                                               (60,045)               (47,749)

          Payments on notes payable                                                                  (80,200)               (28,351)

          Payments on capital lease obligations                                                      (85,953)               (69,005)
                                                                                                 ----------------------------------

Net cash provided by financing activities                                                          2,548,499              1,562,444
                                                                                                 ----------------------------------
Net (decrease) increase in cash and cash equivalents                                                (283,841)               390,286

Cash and cash equivalents - beginning of year                                                        435,375                 45,089
                                                                                                 ----------------------------------

Cash and cash equivalents - end of year                                                             $151,534               $435,375
                                                                                                 ==================================





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



Supplemental cash flow information:                                                                   2006                  2005

     Cash paid during the year for:

          Interest                                                                                  $263,261               $ 84,335
                                                                                                 ==================================

     Noncash investing and financing activities:

          Common stock issued in connection with exercise of

               warrants and satisfaction of note payable - related party                             $500,000              $     --
                                                                                                 ==================================

          Discount on convertible debentures                                                         $141,348              $202,678
                                                                                                 ==================================

          Deferred issuance costs paid with common stock                                             $     --              $ 25,400
                                                                                                 ==================================

          Computer equipment acquired through capital lease                                          $ 59,834              $ 20,000
                                                                                                 ==================================

          Capitalized software acquired through capital lease                                        $114,718              $     --
                                                                                                 ==================================

          Common stock issued through stock subscriptions
               receivable                                                                            $     --              $    951
                                                                                                 ==================================

          Common stock to be issued in satisfaction of note
               payable and accrued interest                                                          $106,400              $     --
                                                                                                 ==================================




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------
1.   NATURE OF OPERATIONS

     By Stock Acquisition Agreement dated May 11, 2006, Ayre Holdings, Inc. ("Ayre" or "the Company"), a Delaware corporation, acquired 100% of the issued and outstanding shares of HC Innovations, Inc., in exchange for 24,368,323 shares of common stock of the Company representing approximately 99% of the total issued and outstanding shares of the Company at the time. Prior to the consummation of the acquisition, Ayre, a non-reporting pink sheet company and public shell, effectuated a reverse stock split whereby the then current 793,000 issued and outstanding shares of common stock were reverse split into 328,637 shares of common stock at the rate of .41442.

     The post-acquisition entity is accounted for as a recapitalization of HC Innovations, Inc. using accounting principles applicable to reverse acquisitions with HC Innovations, Inc. being treated as the accounting parent (acquirer) and Ayre Holdings, Inc., the legal parent, being treated as the accounting subsidiary (acquiree). HC Innovations, Inc. is regarded as the predecessor entity. In accordance with the provisions governing the accounting for reverse acquisitions (Note 2), the historical figures presented are those of HC Innovations, Inc. Upon consummation of the acquisition on June 9, 2006, Ayre changed its name to HC Innovations, Inc. ("HCI"). The Company, through its subsidiaries, provides specialty care management products and services and is quoted on the pink sheets under the symbol "HCNV.PK".

     HCI and subsidiaries (the "Company") is a specialty care management company comprised of separate divisions each with a specific focus and intervention. The Company's mission is to identify subgroups of people with high costs and disability and create and implement programs and interventions that improve their health, resulting in dramatic reductions in the cost of their care. The Company also develops and implements medical management systems for the long term care industry.

     Enhanced Care Initiatives, Inc. ("ECI"), a wholly owned subsidiary of HCI was founded in 2002 and is the management company for all HCI entities. ECI has three wholly owned subsidiaries operating in Tennessee, Texas and Massachusetts. ECI markets its proprietary specialty care management programs for the medically frail and other costly sub-populations to Health Maintenance Organizations ("HMOs") and other managed care organizations ("MCOs") as well as state Medicaid departments.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS (CONTINUED)

     NP Care, LLCs ("LLCs") are nursing home medical management systems. The LLCs nurse practitioner program provides onsite medical care by an Advanced Practice Registered Nurse ("APRN") under the oversight of the patient's individual physician to residents in nursing homes and assisted living facilities. The LLCs operate in the states of Connecticut, Florida, New Jersey, Ohio and Tennessee and are managed exclusively by ECI.

     GOING CONCERN / MANAGEMENT'S PLAN

     As shown in the accompanying consolidated financial statements, as is typical of a company going through early-stage development of its services and strategic initiatives, the Company has sustained consolidated net losses for the years ended December 31, 2006 and 2005 of $3,250,665 and $1,378,789, respectively. At December 31, 2006 and 2005, the Company had a working capital deficiency of $3,276,083 and $622,563, respectively and accumulated deficits of $5,246,964 and $1,996,299, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses. In 2005, the Company raised $1.258 million through the issuance of convertible debenture notes to accredited investors. In 2006, the Company raised $500,000 through the issuance of convertible debenture notes to accredited investors, $560,000 through the issuance of notes payable and raised an additional $1.725 million through the issuance of common stock during the first quarter of 2007. $1.708 million of the debenture notes were converted into common stock at a ratio of 1:1 resulting in the issuance of an additional 1.708 million shares of common stock.

     The 2006 and 2005 losses are largely a result of business development expenses as well as significant investment in building infrastructure for growing the Company's divisions, business and clinical systems and programs. During 2006, the Company was successful in securing new contracts with AETNA, (to manage its members in New Jersey long-term care facilities); AMERIGROUP, (a contract for an initial 300 patients which began in

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS (CONTINUED)

     GOING CONCERN / MANAGEMENT'S PLAN (CONTINUED)

     June, 2006 in Houston, Texas generating revenue of approximately $1 million in 2006); and the Company also entered into a Partnership Agreement with MCKESSON to jointly market and respond to requests for proposals (particularly state Medicaid opportunities) and will be integrating the Company's high intensity programs with their call center support services. In addition, the Company's contract with HealthSpring USA, LLC has been expanded from the initial 300 members in Tennessee to approximately 500 members, representing an increase in annualized contract revenue of approximately $.7 million. In October 2006, HCI entered into a Disease Management Services Agreement with Alere Medical, Inc. ("Alere"). Alere provides disease management tools, services and systems to payers which are designed to assist with and improve management of health care outcomes for patients. Alere has contracted with Tufts Health Plan ("Tufts") to provide disease management services in Massachusetts. Tufts provides various commercial and medicare health plans to members. ECI will provide care management services to Tufts program participants in Massachusetts and Alere will pay to ECI $295 per enrolled member per month commencing February 1, 2007 with an annual contract revenue potential of approximately $2.8 million.

2.  RECAPITALIZATION

     By Stock Acquisition Agreement dated May 11, 2006, Ayre Holdings, Inc. ("Ayre" or "the Company"), a Delaware corporation, acquired 100% of the issued and outstanding shares of HC Innovations, Inc., in exchange for 24,368,323 shares of common stock of the Company representing approximately 99% of the total issued and outstanding shares of the Company at the time which resulted in a change in control of the Company. Simultaneously, with this exchange of shares, HC Innovations, Inc. paid $175,000 in cash to the Ayre shareholders, which has been included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2006. Prior to the consummation of the acquisition, Ayre, a non-reporting pink sheet company, effectuated a reverse stock split whereby the then current 793,000 issued and outstanding shares of common stock were reverse split into 328,637 shares of common stock at the rate of .41442.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

      2. RECAPITALIZATION (CONTINUED)
     The post-acquisition entity is accounted for as a recapitalization of HC Innovations, Inc. using accounting principles applicable to reverse acquisitions with HC Innovations, Inc. being treated as the accounting parent (acquirer) and Ayre Holdings, Inc., the legal parent, being treated as the accounting subsidiary (acquiree). Ayre Holdings, Inc. was an inactive public shell with no net assets prior to the transaction. Therefore, the value assigned to the common shares based on the fair value of the net assets of Ayre Holdings, Inc. at the recapitalization date was $-0- and the revenue, net loss and loss per share, assuming the transaction had been completed on January 1, 2006, would be the same as reported.

     HC Innovations, Inc. is regarded as the predecessor entity. In accordance with the provisions governing the accounting for reverse acquisitions, the historical figures presented are those of HC Innovations, Inc.

     Prior to the consummation of the acquisition on June 9, 2006, Ayre Holdings, Inc. had 328,637 shares of common stock outstanding. At the date of the reverse acquisition merger, Ayre Holdings, Inc. was a public shell and had no assets, no liabilities, and no net stockholders' equity. Therefore, this was the only recapitalization adjustment that was recorded. The key components of the reverse acquisition recapitalization adjustment were as follows:

                                            Common               Stock
                                    -------------------------------------------
                                    Shares issued and                 Paid -in
                                       Outstanding       Amount        Capital
                                    ----------------- -----------    ----------
Public company shares already
  outstanding on date of merger
  (June 9, 2006), par value $0.001         328,637    $       328    $     (328)

Public company shares issued in a
  1:1 exchange for private company
  Shares, par value $0.001              24,368,323         24,368       (24,368)

Private company shares exchanged,
  par value $0.01                      (24,368,323)      (243,684)      243,684
                                       -----------    -----------    ----------
Reverse acquisition recapitalization
  adjustment, net                          328,637    $  (218,988)   $  218,988
                                       ============   ===========    ==========

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
     (GAAP)  and  include  the  accounts  of  HC   Innovations,   Inc.  and  its
     wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain affiliated limited liability companies, which are variable interest entities required to be consolidated. The company consolidates all controlled subsidiaries, in which control is effectuated through ownership of voting common stock or by other means. All significant intercompany transactions have been eliminated in consolidation.

     In states where ECI is not permitted to directly own a medical operation due to corporate practice of medicine laws in those states, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, ECI conducts business through Limited Liability Companies (LLCs) that it controls, and it is these affiliated LLCs that employ Advanced Practice Nurse Practitioners ("APNPs") who practice medicine. In such states, ECI generally enters into exclusive long-term management services agreements with the LLCs that operate the medical operations that restricts the member(s) of the affiliated LLCs from transferring their ownership interests in the affiliated LLCs and otherwise provides ECI or its designee with a controlling voting or financial interest in the affiliated LLCs and their operations.

     The LLCs, which are required to be consolidated under Financial Accounting Standards Board ("FASB") Interpretation No. 46, as revised ("FIN 46(R)"), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", would also be consolidated under the provisions of Emerging Issues Task Force ("EITF") No. 97-2, "APPLICATION OF FASB STATEMENT NO. 94 AND APB OPINION NO. 16 TO PHYSICIAN PRACTICE MANAGEMENT ENTITIES AND CERTAIN OTHER ENTITIES WITH CONTRACTUAL MANAGEMENT ARRANGEMENTS." The LLCs have been determined to be variable interest entities due to the existence of a call option under which ECI has the ability to require the member(s) holding all of the voting equity interests of the underlying LLCs to transfer their equity interests at any time to any person specified by ECI and vote the member(s) interests as ECI instructs. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BASIS OF PRESENTATION (CONTINUED)

     by the equity holders.

     In addition the Company has an exclusive long-term management services agreement with each of the LLC's and the member(s) of the LLCs which allows the Company to direct all of the non-clinical activities of the LLCs, retain all of the economic benefits, and assume all of the risks associated with ownership of the LLCs. Due to these agreements, the Company has all of the economic benefits and risks associated with the LLCs and the Company is considered to be the primary beneficiary of the activities of the LLCs and is required to consolidate the LLCs under FIN 46(R).

     USE OF ESTIMATES


     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash balances on hand and short-term, highly liquid investments with original maturities of three months or less.

     REVENUE RECOGNITION

     The Company's revenue includes fees for service revenue and revenue from capitated contracts.

     Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month. Capitated revenue totaled approximately $1,738,355 and $270,000 for the years ended December 31, 2006 and 2005, respectively.

     A significant portion of the Company's fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION (CONTINUED)

     Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a substantial portion of the Company's total net revenues and receivables reported in the accompanying consolidated financial statements are recorded at the amount ultimately expected to be received from these payors. Net revenues from fee for service patients is recorded on the day the service is provided to patients.

     The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company's operations for the years ended December 31, 2006 and 2005. Further, the Company does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2006 contractual allowance amounts from Medicaid and third-party payors to be significant to its future operating results and consolidated financial position (Note 13).

     FIXED ASSETS

     Fixed assets are stated at cost, less accumulated depreciation and amortization. Major improvements and betterments to the fixed assets are capitalized. Expenditures for maintenance and repairs which do not extend the estimated useful lives of the applicable assets are charged to expense as incurred. When fixed assets are retired or otherwise disposed of, the assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

     The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, over the remaining term of the related lease, whichever is shorter.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company has capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position (SOP) 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." In accordance with SOP 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

     The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by the Company with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

     ADVERTISING

     Advertising costs are expensed as incurred. Advertising expense was $85,500 and $16,179 for 2006 and 2005, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash, accounts payable and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the notes payable approximates their fair value due to the use of market rates of interest.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

     STOCK BASED TRANSACTIONS

     In connection with the valuation of equity transactions that occurred from January 1, 2005 to December 31, 2006, the Company considered Statement of Financial Accounting Standards No. 123 (revised 2004); Share Based Payments (SFAS 123R), specifically paragraph 7, and also considered the American Institute of Certified Public Accountants ("AICPA") Task Force's Audit and Accounting Practice Aid-- Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "AICPA Practice Aid"). As a company without significant resources, management concluded that the expenditure of limited available funds to engage an outside valuation specialist to perform contemporaneous and comprehensive valuations in 2006 and 2005 was not an appropriate use of financial resources. We instead derived relevant valuations internally considering SFAS 123R and the AICPA Practice Aid and evaluated those figures in light of Generally Accepted Accounting Principles to establish fair values for accounting purposes.

     INCOME TAXES

     The Company accounts for income taxes following the asset and liability method in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES." Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's income tax returns are prepared on the tax basis of accounting. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

     EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") is computed dividing the net income
     (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

     EARNINGS (LOSS) PER SHARE (CONTINUED)

     options and warrants (using the "treasury stock" method), and convertible preferred stock and debt (using the "if-converted" method), unless their effect on net income (loss) per share is antidilutive. Under the
     "if-converted" method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the years ended December 31, 2006 and 2005.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, established a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, "Accounting for Planned Major Maintenance Activities" which is effective for fiscal years

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

     RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a material impact on the determination of reporting of our financial results.

4.   CONCENTRATIONS OF CREDIT RISK

     CASH

     The Company has cash balances in certain financial institutions in amounts which occasionally exceed current federal deposit insurance limits. The financial stability of these institutions is continually reviewed by senior management.

     ACCOUNTS RECEIVABLE

     The Company grants credits without collateral to its fee for service patients, most of whom are insured under third-party payor agreements as well as its corporate customers. The mix of receivables from patients and third-party payors as of December 31, 2006 and 2005 is as follows:

                                                     2006              2005
                                                     ----              ----
             Medicare                            $     212,674     $     145,341
             Medicaid                                   22,308             6,895
             Private                                    95,840            68,075
                                                 -------------     -------------
                                                 $     330,822     $     220,311
                                                 =============     =============

     Management has provided for uncollectible accounts receivable through direct write- offs and such write-offs have been within management's expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

     ACCOUNTS RECEIVABLE (CONTINUED)

     On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. For the years ended December 31, 2006 and 2005 the bad debt direct write-off's totaled $47,818 and $54,000, respectively.

     Management has provided for uncollectible accounts receivable through direct write- offs and such write-offs have been within management's expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management.

5.   FIXED ASSETS

     At December 31, 2006 and 2005, fixed assets consist of:


                                                           2006          2005
                                                           ----          ----
     Medical and office equipment                       $  71,866     $  29,011
     Furniture and fixtures                                46,296        19,110
     Computer equipment                                   313,890       259,848
     Leasehold improvements                                21,617        17,491
                                                        ---------     ---------
                                                          453,669       325,460

     Less: accumulated depreciation and
     amortization                                        (161,234)      (90,731)
                                                        ---------     ---------
                                                        $ 292,435     $ 234,729
                                                        =========     =========

     Depreciation and amortization expense related to fixed assets totaled $70,503 and $49,467 for the years ended December 31, 2006 and 2005, respectively.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

6.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalized software development costs as of December 31, 2006 and 2005 are summarized as follows:

                                                      2006              2005
                                                      ----              ----
         Capitalized software development costs    $ 1,486,584      $   733,596
         Less: accumulated amortization               (175,857)         (46,798)
                                                   -----------      -----------
                                                   $ 1,310,727      $   686,798
                                                   ===========      ===========

     Amortization expense related to capitalized software development costs for the years ended December 31, 2006 and 2005 totaled $129,059 and $35,048, respectively.

7.  DEFERRED REVENUE

     In February 2006, the Company entered into a provider group agreement with Aetna Health, Inc. ("Aetna"). Aetna offers, issues and administers plans that provide access to health care services to members and contracts with certain health care providers and facilities to provide access to the services. NP Care of New Jersey provides covered services to members utilizing APRN's. NP Care of New Jersey charges $350 per program participant per month. For the year ended December 31, 2006, $18,900 of revenues have been recognized from Aetna and $31,100 remains in deferred revenue, which is expected to be earned in 2007.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

8.   LINES OF CREDIT

     At December 31, 2006 and 2005, the Company had the following line-of-credit facilities outstanding:

          Revolving  line-of-credit  dated  January     2006            2005
            29, 2003  with  interest at the rate of     ----            ----
            prime  plus 1% (9.25% at  December  31,
            2006).  The amount  outstanding is due
            on demand and is collateralized by the
            assets of ECI.                            $  50,000       $  50,000
          Revolving  line-of-credit dated February
            23,  2004 with  interest at prime plus
            1.75% (10% at December 31, 2006).  The
            amount  outstanding  is due on  demand
            and expires on February 23, 2009.  The
            line-of-credit   is   secured  by  the
            personal assets of the managing member
            of NP Care, LLC.                          $ 150,000       $ 150,000
          Revolving line-of-credit-other                     --       $  10,122
                                                      -------------------------
                                                      $ 200,000       $ 210,122
                                                      =========================

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

9.  NOTES PAYABLE TO VENDORS

    Notes Payable to vendors Consists of the following at December 31, 2006 and 2005

                                                        2006             2005
On December 31, 2005,  the Company  entered into a
note  payable  agreement  with a  vendor  for  the
outstanding balance greater than 90 days. Payments
commenced  on January  31, 2006 and were due in 12
monthly installments of $16,673 including interest
at a fixed rate of 11%.                               $     --        $ 200,077

Note  payable  to  finance  workers   compensation
insurance  effective  December 20, 2005.  The note
was  payable  in  monthly  installments  of $4,343
including  interest  at a  fixed  rate  of  7.75%,
through September 4, 2006.                                  --           34,745

Note   payable  to  finance   insurance   premiums
effective August 15, 2005. The note was payable in
monthly  installments of $4,453 including interest
at a fixed rate of 7.25%, through May 1, 2006.              --           22,265

Note  payable  to  finance  workers   compensation
insurance  effective  September 13, 2005. The note
was  payable  in  monthly  installments  of $1,789
including  interest  at  a  fixed  rate  of  7.5%,
through May 1, 2006.                                        --            8,946

Note  payable  to  finance   liability   insurance
premiums  effective  September 30, 2005.  The note
was  payable  in  monthly  installments  of $1,430
including  interest  at  a  fixed  rate  of  7.5%,
through June 12, 2006.                                      --            8,582

Note   payable  to  finance   insurance   premiums
effective  August 11, 2006. The note is payable in
monthly  installments of $4,857 including interest
at a fixed rate of 7.67%, through July 2007.            28,500               --

Note  payable  to  finance  workers   compensation
insurance  effective  September 13, 2006. The note
is  payable  in  monthly  installments  of  $1,670
including  interest  at a  fixed  rate  of  8.67%,
through October 2007.                                    8,185               --

Note  payable  to  finance   liability   insurance
premiums effective September 30, 2006. The note is
payable   in   monthly   installments   of  $1,299
including  interest  at a  fixed  rate  of  9.25%,
through September 2007.                                  8,156               --
                                                      --------        ---------
                                                      $ 44,841        $ 274,615
                                                      ========        =========

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

10.  DEPOSIT - MEMORANDUM OF UNDERSTANDING

During December 2005, the Company entered into a Memorandum of Understanding ("MOU") with BioScrip, Inc. ("BioScrip"). BioScrip provided a $250,000 refundable advance towards the purchase of $1,500,000 worth of HCI common stock. BioScrip did not purchase the common stock and the MOU was terminated due to disputes arising between the Company and BioScrip regarding the return of the advance. Under the terms of a settlement agreement dated October 11, 2006, BioScrip and HCI agreed to settle the amount owed to BioScrip for a single payment of $125,000 in full and final settlement and the Company made this payment on November 15, 2006.

11.  CAPITAL LEASE OBLIGATIONS

The Company leases certain fixed assets in accordance with the terms of capitalized lease obligations. The leases require monthly interest and principal payments ranging from $546 to $2,522, expiring on various dates through June 2011. The net book value of the capitalized equipment at December 31, 2006 and 2005 was $288,056 and $203,798; respectively. The future minimum lease payments and the present value of the payments at December 31, 2006 are as follows:

             YEARS ENDING DECEMBER 31,

                 2007                                       $     123,178
                 2008                                             110,700
                 2009                                              53,189
                 2010                                               6,421
                 2011                                               1,023
                                                            -------------
             Total minimum lease payments                         294,511
             Less: amount representing interest                  (49,036)
                                                            -------------
             Present value of net minimum
               lease payments                                     245,475
             Less: current portion of principal                   (93,942)
                                                            -------------
                                                            $     151,533
                                                            =============

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

     12. DEBT

     NOTE PAYABLE

     The Company has a Small Business Administration loan dated September 4, 2003. The original principal balance of the loan was $150,000 and it is intended to be used to fund general operations. The loan agreement provides for sixty monthly principal and interest installments of $2,924 and bears interest at 6.25% per annum. The loan matures on October 1, 2008 and is secured by the personal residence of the Company's President. At December 31, 2006 and 2005, the principal balance due on the loan was $60,588 and $90,788, respectively. The maturities of this note at December 31, 2006 are as follows:

                   YEARS ENDING DECEMBER 31,

                       2007                                $   31,139
                       2008                                    29,449
                                                           ----------
                                                               60,588
                   Less: current portion                      (31,139)
                                                           ----------
                                                           $   29,449
                                                           ==========

     NOTES PAYABLE - STOCKHOLDER

     The Company entered into two promissory notes payable with a stockholder. The first promissory note, dated February 20, 2006 has an original principal balance of $125,000 and is intended as a bridge loan until further financing is secured by the Company. Interest accrues on the note at 10% and was originally payable on demand or before May 20, 2006. The term was extended through December 31, 2007. The remaining balance and accrued interest on this note as of December 31, 2006 is $125,000 and $11,182, respectively.

     The second promissory note dated March 15, 2006 had an original principal balance of $100,000 and was intended as a bridge loan until further financing was secured by the Company. Interest accrued on the note at 10% and was originally payable on demand or before June 15, 2006. On October 25, 2006 this note and its related accrued interest totaling $6,400 were satisfied in full by issuing 106,400 shares of common stock and warrants under the terms of the Company's private placement offering (Note 15).

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

     12. DEBT (CONTINUED)

     NOTE PAYABLE - RELATED PARTY

     The Company entered into a loan agreement with The Rubin Family Irrevocable Stock Trust ("Lender"), a shareholder of HCI, on December 27, 2004, whereby, among other provisions, the Lender extended a line of credit facility to the Company for general company purposes. The Lender also received warrants to purchase 5,166,711 shares of common stock of the Company. The line of credit was in the original principal amount not to exceed $500,000. The line of credit was to begin accruing interest on December 25, 2007 at the then prime rate and interest in arrears only was to be payable monthly effective December 25, 2007. On December 31, 2005, there was $500,000 outstanding on the line of credit. In June 2006, the warrants for 5,166,711 shares (Note 15) of the Company's common stock were exercised by the Lender realizing $500,000. This $500,000 was applied to the outstanding note payable due to the Lender in the amount of $500,000 in a non-cash transaction.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

     12. DEBT (CONTINUED)

     NOTES PAYABLE - CHAIRMAN

     During 2006, the Company entered into four promissory notes payable with the Company's Chairman and his son which are intended as bridge loans until HCI financing is secured.

               On August 31, 2006, the Company  entered into
                 a promissory note with an original due date
                 of  September  30,  2006.  The original due
                 date  was  extended  through  December  31,
                 2007.  Interest  accrues at the rate of 10%
                 per annum.                                           $  90,000

               On  September  9, 2006,  the Company  entered
                 into a promissory note with an original due
                 date of October 7, 2006.  The  original due
                 date  was  extended  through  December  31,
                 2007.  Interest  accrues at the rate of 10%
                 per annum.                                              50,000

               On September  28, 2006,  the Company  entered
                 into a promissory note with an original due
                 date of October 27, 2006.  The original due
                 date  was  extended  through  December  31,
                 2007.  Interest  accrues at the rate of 10%
                 per annum.                                              95,000

               On November  27,  2006,  the Company  entered
                 into a promissory  note with the Chairman's
                 son with an  original  due date of  January
                 31,   2007.   The  original  due  date  was
                 extended  through April 30, 2007.  Interest
                 accrues at the rate of 10% per annum.                   50,000
                                                                      ---------
                                                                      $ 285,000
                                                                      =========

     Accrued interest on the notes payable to the Chairman and his son as of December 31, 2006 was $7,434.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

     12. DEBT (CONTINUED)

     NOTES PAYABLE - CHAIRMAN (CONTINUED)

     The maturities of the Company's notes payable at December 31, 2006 are as follows:

     Calendar years ending December 31,
          2007                                                 $  441,139
          2008                                                     29,449
                                                               ----------
                                                                  470,588
          Less current portion                                   (441,139)
                                                               ----------

                                                               $   29,449
                                                               ==========
     CONVERTIBLE DEBENTURES

     During 2005, the Company issued convertible debentures to private accredited investors. The total principal amount of the debentures was $1,257,985 convertible into 1,257,985 shares of the Company's common stock. The conversion price of the debentures is equal to 50% of the market price of the HCI's common stock on the day prior to conversion. In no circumstances will the conversion price be less than $.40 per share.

     The term of the debentures is 18 months from the date of issuance. They do not bear interest. In lieu of interest, the Company issued 1,257,985 shares of its common stock to the holders of the convertible debentures which was treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $202,678, which was determined using fair value interest rates for similar types of underlying instruments. The unamortized balance of the discount at December 31, 2006 and 2005 was $35,429 and $170,547, respectively. Amortization of the discount for the years ended December 31, 2006 and 2005 was $135,118 and $32,131, respectively and is included in interest expense in the accompanying statements of operations.

     HCI incurred $76,858 in legal, financing and other costs in issuing these debentures. The costs have been deferred and are being amortized over 18 months. The unamortized balance of deferred issuance costs at December 31, 2006 and 2005 was $8,541 and $59,779, respectively. Amortization expense relating to deferred issuance costs totaled $51,238 and $17,079 for the years ended December 31, 2006 and 2005, respectively.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

     12. DEBT (CONTINUED)

     CONVERTIBLE DEBENTURES (CONTINUED)

     On April 17, 2006, the Company closed on a new convertible debenture note in the amount of $500,000. The terms of this note, with an existing stockholder, are identical to the 2005 convertible debentures. The total principal amount of the debentures of $500,000 is convertible into 500,000 shares of the Company's common stock. The conversion price of the debentures is equal to 50% of the market price of HCI's common stock on the day prior to conversion. In no circumstances will the conversion price be less than $.40 per share. The term of the debentures is 18 months from the date of issuance. They do not bear interest. In lieu of interest, the Company issued 500,000 shares of its common stock to the holders of the convertible debentures which were treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $141,348, which was determined using fair value interest rates for similar types of underlying instruments. The unamortized balance of the discount at December 31, 2006 was $101,615. Amortization of the discount for the year ended December 31, 2006 was $39,733 and is included in interest expense in the accompanying statements of operations.

     HCI incurred $60,045 in legal, financing and other costs issuing these debentures. The costs have been deferred and are being amortized over 18 months. The unamortized balance of deferred issuance costs at December 31, 2006 was $42,864. Amortization expense relating to the deferred issuance costs totaled $17,181 for the year ended December 31, 2006.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

13.  NET PATIENT SERVICE REVENUE AND BILLING FEES

     Revenue from nurse practitioner services is substantially collected through billings to a patient's respective insurance carrier, health maintenance organization, Medicare and Medicaid. Payments from these sources are generally based on prospectively determined rates that vary according to a classification system based on clinical, diagnostic and other factors and are substantially below established rates.

     Net patient service revenue consists of the following components for the years ended December 31, 2006 and 2005:

                                                      2006            2005
                                                      ----            ----
     Gross patient service revenue                $   7,867,360   $   4,824,558
     Less:    provision for contractual
              allowances                             (1,701,268)     (1,937,060)
                                                  -------------   -------------
        Net patient service revenue               $   6,166,092   $   2,887,498
                                                  =============   =============


14.  INCOME TAXES

     As of December 31, 2006 and 2005, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $4,000,000 and $1,400,000, respectively, which is available to offset future taxable income, if any, through 2026. The available net operating loss carryforwards resulted in a deferred tax asset of approximately
     $1,600,000  and  $560,000  at  December  31,  2006 and 2005,  respectively.
     Management has established a 100% valuation allowance against the deferred tax asset created by the available net operating loss carryforwards at December 31, 2006 and 2005. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. The valuation allowance increased approximately $1,040,000 and $400,000 during the years ended December 31, 2006 and 2005, respectively.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

14.  INCOME TAXES (CONTINUED)

The provision for (benefit from) income taxes reconciles to the statutory federal rate as follows:
                                                               December 31,
                                                        ------------------------
                                                            2006        2005
                                                        ------------------------
     Statutory federal tax rate                           (34.00)%    (34.00)%
     State income tax, net of federal benefit              (4.26)      (4.72)
     Permanent differences                                 18.78        0.15
     Deferred tax state rate change                        (4.98)       8.96
     Deferred tax asset valuation allowance                24.46       29.61
                                                        ------------------------
          Effective federal tax rate                          --%         --%
                                                        ========================


15.  STOCKHOLDERS' EQUITY (DEFICIT)

     STOCK SPLIT

     During 2005, the Company's Board of Directors ("Board") approved an increase in the authorized shares of voting common stock from 100,000 shares to 70,000,000 shares and approved a 537.41528-to-1 stock split. The effect of the stock split has been recognized in the stockholders' equity (deficit) section of the consolidated balance sheet and in all share data in the accompanying consolidated financial statements and notes to consolidated financial statements.

     PRIVATE PLACEMENT OFFERING

     On September 25, 2006, HCI issued a Private Placement Offering Memorandum ("PPM") for 2,000,000 shares of common stock at $1.00 per share and warrants to purchase 2,000,000 shares of common stock in the future. The offer to purchase common stock expires on February 28, 2007 (Note 20). In December, 2006 the Company increased the total offering to 3,200,000 shares of common stock at $1.00 per share and warrants to purchase 3,200,000 shares of common stock in the future. The warrants have a term of two years. The exercise price is $1.25 per share. The warrants shall be redeemable at $.05 per warrant share contingent upon HCI's common stock trading at a closing price of at least $3.50 per share for twenty consecutive days.

     As of December 31, 2006, 1,956,400 shares of common stock and 1,956,400 warrants of HCI common stock have been issued through this PPM.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

15.  STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     RESTRICTED STOCK SALE TO COMPANY EMPLOYEES

     In June, 2006, the Company sold a total of 142,669 shares of restricted common stock to several of its key managers for aggregate net proceeds of $107,002.

     WARRANTS

     A summary of warrant activity, with the effect of the 537.41528-to-1 stock split retroactively stated to January 1, 2005 is as follows:

                                                     Exercise          Weighted       Weighted Average
                                                     Price per         Average         Remaining Life
                                     Warrants         Warrant       Exercise Price         (Years)
                                  --------------   --------------   ---------------   ----------------
     Outstanding at
          January 1, 2005           5,166,711         $ .09677        $ .09677               8.0
          Issued                           --               --               --               --
          Exercised                        --               --               --               --
          Expired                          --               --               --               --
                                   ----------         --------        --------          --------
      Outstanding at
           December 31, 2005        5,166,711         $ .09677        $ .09677               7.0
           Issued                   1,956,400         $1.25000        $1.25000               2.0
           Exercised               (5,166,711)        $ .09677              --                --
           Expired                         --               --              --                --
                                   ----------         --------        --------          --------
      Outstanding at
           December 31, 2006        1,956,400         $1.25000        $1.25000               2.0
                                   ==========         ========        ========          ========

     As disclosed in Note 12, warrants for 5,166,711 shares of the Company's common stock were exercised by a shareholder with the Company.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

16. BENEFIT PLANS

     The Company established a 401(k) retirement plan on February 1, 2005. Employees 21 years or older are eligible the first day of the quarter upon completing three months of employment. The maximum deferral under the plan is 100% of total pay, not to exceed the elective annual deferral limits of the Internal Revenue Code. At the Company's discretion, there may be an employer matching contribution which is not to exceed the employee's deferral amount. Employer contributions are generally vested after 1 year of service with the Company. During 2006 and 2005, 2% of employees' compensation was matched for a total employer retirement plan contribution of $44,084 and $25,263, respectively.

17.  BUSINESS SEGMENTS

     The Company's operations by business segment for the years ended December 31, 2006 and 2005 were as follows:

                                Professional         Disease
2006                              Services          Management        Total
-----------------------------  ----------------    -------------    ------------


Net Sales                           $4,386,357      $ 1,779,735     $ 6,166,092
Operating Profit/(Loss)                186,998       (3,288,219)     (3,101,221)
Identifiable Assets                    423,092        1,921,371       2,344,463

                                Professional         Disease
2005                              Services          Management         Total
-----------------------------  ----------------    -------------    ------------


Net Sales                           $2,617,498      $   270,000     $ 2,887,498
Operating Profit/(Loss)                 18,813       (1,320,039)     (1,301,226)
Identifiable Assets                    336,380        1,491,950       1,828,330

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

18.  COMMITMENTS

     CONSULTING AGREEMENTS

     During July 2005,  the Company  entered  into a Consulting  Agreement  with
     Strategic Growth International, Inc. ("SGI"), whereby SGI advised and assisted HCI in its efforts to raise capital and secure a public shell. During September 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI will assist HCI in determining a strategy to raise funds in the aggregate amount of $1,000,000 through a private placement of debt, equity or convertible securities. HCI has agreed to pay an initial retainer of $50,000 for these services from the future gross proceeds of any offering raised. The Company also agrees to pay SGI a total consulting fee of 10% of the future gross proceeds raised for the offering excluding the initial $50,000 retainer. The term of this agreement is for six months and it expires March 25, 2007. Through December 31, 2006, the Company raised $1,850,000 through this arrangement. A consulting fee of $185,000 was charged to equity for the year ended December 31, 2006 and $50,000 was charged to deferred financing charges for the year ended December 31, 2006. Subsequent to year end, the Company raised an additional $1,300,000 and incurred fees payable to SGI in the amount of $130,000 in consulting fees.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

18.  COMMITMENTS (CONTINUED)

     BUSINESS ADVISOR AGREEMENT

     In September 2005, the Company entered into an agreement ("Advisor Agreement") with an outside advisor whereby the advisor has been engaged to provide advice to the Company as the Chairperson of its Business Advisory Board, assist in the development of the Business Advisory Board, and provide other services on behalf of the Company.

     The Advisor was issued 100,000 shares of the Company's common stock in connection with the Advisor Agreement. The fair value of the shares on the date of issuance was $40,000 or $.40 per share.

     The Advisor can also be issued contingent warrants to purchase up to 360,000 common shares of the Company at an exercise price of $1.25 per share upon the attainment of specified growth goals of the Business Advisory Board. Beginning in calendar year 2006 and through calendar year 2008, 120,000 contingent warrants may be earned each year commensurate with achieving company growth in gross revenues to $18,000,000 in 2007 and $28,000,000 in 2008.

     OPERATING LEASES

     The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of December 31, 2006 are as follows:

                  YEARS ENDING DECEMBER 31,

                      2007                              $    255,785
                      2008                                   243,449
                      2009                                   226,772
                      2010                                    35,597
                      2011                                    23,753
                                                        ------------
                  Total minimum lease payments          $    785,356
                                                        ============

     Rent expense for the years ended December 31, 2006 and 2005 was $155,133 and $85,027, respectively.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

18.  COMMITMENTS (CONTINUED)

     ALERE MEDICAL AGREEMENT

     In October 2006, HCI entered into a Disease Management Services Agreement with Alere Medical, Inc. ("Alere"). Alere provides disease management tools, services and systems to Payers which are designed to assist with and improve management of health care outcomes for patients. Alere has contracted with Tufts Health Plan ("Tufts") to provide disease management services in Massachusetts. Tufts provides various commercial and Medicare Health Plans to members. ECI will provide care management services to Tufts program participants in Massachusetts and Alere will pay to ECI $295 per enrolled member per month commencing February 1, 2007.

     OHIO NURSE PRACTITIONERS, INC.

     Effective November 6, 2006, NP Care of Ohio, LLC ("NP Ohio") entered into an agreement with Ohio Nurse Practitioners, Inc. ("ONP"). ONP is in the business of providing advance practice registered nursing services to residents of nursing homes. ONP has agreed to terminate its existing service agreements with its customers and NP Ohio has agreed to hire the shareholders of ONP as employees. In addition, ONP has agreed to provide consulting services commencing on the effective date and ending on September 30, 2009. In consideration of ONP's consulting services NP Ohio has agreed to pay ONP a maximum consulting fee of $225,000 with payments due as earned in accordance with the terms of the agreement. The Company has recognized consulting expenses in the amount of $125,000 for the year ended December 31, 2006 in connection with the services provided under the agreement.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

19.  RISKS AND UNCERTAINTIES

     PATIENT SERVICE REVENUE

     Approximately 61% and 80% of net patient services revenue in 2006 and 2005, respectively, was derived under federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

     MALPRACTICE INSURANCE

     The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the years ended December 31, 2006 and 2005, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

20.  SUBSEQUENT EVENTS

     DEBT CONVERSION DURING THE FIRST QUARTER OF 2007

     During the first quarter of 2007, $1,707,985 of the outstanding $1,757,985 convertible debentures - (Note 12) were converted into common stock at a ratio of one share per $1 dollar of debt resulting in a total issuance of common stock of 1,707,985 shares during the quarter. The remaining $50,000 of convertible debt will mature on April 6, 2007.

     WARRANTS

     During the first quarter of 2007 and in connection with the September 2006 PPM (Note 15), the Company requested that 29 investors exercise their respective warrants and in return shall receive an additional two year warrant ("2007 Warrants") at an exercise price of $3.00 for every two warrants exercised from the September 2006 PPM. As of March 29, 2007, the Company received $1,187,500 upon the exercise of 950,000 of the September PPM warrants and have issued warrants for an additional 475,000 shares of the Company's common stock to five (5) September Offering investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

     CONTRACT FOR THE STATE OF ILLINOIS DEPT. OF HEALTHCARE AND FAMILY SERVICES

     On March 6, 2007, the Company entered into a three year contract with McKesson Corporation ("McKesson") to provide care management to over 8,000 Medicaid recipients living in nursing homes in Illinois. Care will be provided through the Company's subsidiary, Enhanced Care Initiatives, Inc.
     (ECI) and its affiliate, NP Care of Illinois, LLC under a Sub-Contract pursuant to the requirements of McKesson's agreement for a disease management program with the Illinois Department of Healthcare and Family Services. Services include providing programs and systems for assisting physicians in the management of patients who are frail or who face medically complex conditions or mental impairment. Nurse practitioners will be on site to provide hands-on care management coordination and discharge

                      HC INNOVATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2006 and 2005

--------------------------------------------------------------------------------

20.   SUBSEQUENT EVENTS (CONTINUED)

     CONTRACT FOR THE STATE OF ILLINOIS DEPT. OF HEALTHCARE AND FAMILY SERVICES (CONTINUED)

     planning in collaboration with patients' physicians and nursing home medical directors.

     COMPLETION OF THE SEPTEMBER PRIVATE PLACEMENT

     During the first quarter of 2007, the Company completed the PPM (Note 15) initiated in September of 2006 by raising an additional $1,300,000.