Form 10QSB
period 2007-03-31
HC Innovations, Inc.
filed 2007-05-15
CIK 1370512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 FOR THE QUARTERLY PERIOD ENDED - MARCH 31, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission file number: 0-52197

                              HC INNOVATIONS, INC.

           (Name of Small Business Issuer as specified in its charter)


                Delaware                                     04-3570877
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification Number)

                Six Corporate Drive, Suite 420 Shelton, CT 06484

                     (Address of Principal Executive Office)

                                 (203) 925-9600

                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ ] NO [X]

         Indicate by check mark whether registrant is a shell company (as defined by Rule12b-2 of the Exchange Act). YES [ ] NO [X]

         Number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2007, 36,520,740

         Transitional Small Business Disclosure Format: Yes [ ] No [x]

                              HC INNOVATIONS, INC.
                                AND SUBSIDIARIES
                 FOR 10-QSB FOR THE QUARTER ENDED MARCH 31, 2007



                                TABLE OF CONTENTS

                                                                                   Page

PART I - Financial Information

Item 1. FINANCIAL STATEMENTS.                                                        3
        --------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                  31
        ---------------------------------------------------------

Item 3. CONTROLS AND PROCEDURES.                                                    40
        ------------------------


PART II - Other Information

Item 1. LEGAL PROCEEDINGS.                                                          41
        ------------------

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.                41
        -----------------------------------------------------------

Item 3. DEFAULTS UPON SENIOR SECURITIES.                                            42
        --------------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                        42
        ---------------------------------------------------

Item 5. OTHER INFORMATION.                                                          42
        -----------------

Item 6. EXHIBITS.                                                                   43
        --------

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                     HC INNOVATIONS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                MARCH 31, 2007    DECEMBER 31, 2006
                                                                                                 (UNAUDITED)          (AUDITED)
                                                              Assets
Current assets:
       Cash and cash equivalents                                                                  $   948,084       $   151,534
       Accounts receivable, net of contractual allowances                                             737,337           330,822
       Prepaid expenses                                                                               310,782           142,274
                                                                                                  -----------       -----------
           Total current assets                                                                     1,996,203           624,630

Fixed assets, net                                                                                     343,925           292,435
Capitalized software development costs, net                                                         1,525,914         1,310,727
Deferred issuance costs, net                                                                                -            51,405
Security deposits and other, net                                                                       69,509            65,266
                                                                                                  -----------       -----------
                Total assets                                                                      $ 3,935,551       $ 2,344,463
                                                                                                  ===========       ===========

                                          Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
       Lines of credit                                                                            $   200,000       $   200,000
       Current portion of notes payable                                                               441,857           441,139
       Current portion of capital lease obligations                                                   105,584            93,942
       Notes payable to vendors                                                                        21,530            44,841
       Convertible debentures, net of discount                                                         50,000         1,222,556
       Accounts payable                                                                             1,806,921         1,498,216
       Accrued liabilities                                                                            511,178           368,919
       Deferred revenue                                                                               115,870            31,100
                                                                                                  -----------       -----------
           Total current liabilities                                                                3,252,940         3,900,713

Notes payable, net of current portion                                                                  20,866            29,449
Capital lease obligations, net of current portion                                                     167,425           151,533
Convertible debentures, net of discount and current portion                                                 -           398,385
                                                                                                  -----------       -----------
                Total liabilities                                                                   3,441,231         4,480,080
                                                                                                  -----------       -----------

Stockholders' equity (deficit):
       Common stock, $.001 par value, 100,000,000 shares authorized                                    35,971            30,956
       Preferred stock, $.001 par value, 5,000,000 shares authorized                                        -                 -
       Stock subscriptions receivable                                                                 (21,671)          (21,671)
       Additional paid-in capital                                                                   7,188,985         3,102,062
       Deficit                                                                                     (6,708,965)       (5,246,964)
                                                                                                  -----------       -----------
                Total stockholders' equity (deficit)                                                  494,320        (2,135,617)
                                                                                                  -----------       -----------
                Total liabilities and stockholders' equity (deficit)                              $ 3,935,551       $ 2,344,463
                                                                                                  ===========       ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31, 2007            MARCH 31, 2006


 Net revenues                                                                               $  2,197,971               $  1,316,835
                                                                                            ------------               ------------

 Cost of services                                                                              1,738,709                    892,999
 Selling, general and administrative expenses                                                  1,634,250                    795,204
 Depreciation and amortization                                                                   122,884                     55,364
                                                                                            ------------               ------------
                                                                                               3,495,843                  1,743,567
                                                                                            ------------               ------------
            Loss from operations                                                              (1,297,872)                  (426,732)
                                                                                            ------------               ------------

 Other income (expense)
       Interest income                                                                             3,223                        787
       Other expense                                                                                (506)                         -
       Interest expense                                                                         (166,846)                   (54,745)
                                                                                            ------------               ------------
                                                                                                (164,129)                   (53,958)
                                                                                            ------------               ------------
            Loss before provision for income taxes                                            (1,462,001)                  (480,690)

 Provision for income taxes                                                                            -                          -
                                                                                            ------------               ------------

 Net loss                                                                                   $ (1,462,001)              $   (480,690)
                                                                                            ============               ============

Basic and diluted net loss per share                                                        $      (0.04)              $      (0.02)
                                                                                            ============               ============

Weighted average common shares outstanding                                                    33,919,840                 23,868,323
                                                                                            ============               ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31, 2007            MARCH 31, 2006
                                                                                           --------------            --------------
Cash flows from operating activities:
      Net loss                                                                              $(1,462,001)             $  (480,690)
      Adjustments to reconcile net loss to net cash used in
           operating activities:
                Depreciation and amortization                                                   122,884                   55,364
                Amortization of discount - convertible debentures                               137,044                   33,779
                Consulting services expense - Warrants (Note 11)                                 52,120                        -
                Changes in operating assets and liabilities:
                     (Increase) decrease in:
                          Accounts receivable                                                  (406,515)                (265,901)
                          Prepaid expenses                                                      (64,268)                   8,331
                          Security deposits and other                                            (4,647)                 (18,419)
                     Increase (decrease) in:
                          Notes payable to vendors                                               59,317                  (74,668)
                          Accounts payable                                                      226,077                  240,749
                          Accrued liabilities                                                   142,259                  108,447
                          Deferred revenue                                                       84,770                        -
                                                                                            -----------              -----------
Net cash used in operating activities                                                        (1,112,960)                (393,008)
                                                                                            -----------              -----------

Cash flow from investing activities:
      Purchases of fixed assets, net                                                            (19,357)                 (19,775)
      Expenditures for capitalized software development costs                                  (262,588)                 (34,415)
                                                                                            -----------              -----------
Net cash used in investing activities                                                          (281,945)                 (54,190)
                                                                                            -----------              -----------

Cash flows from financing activities:
      Proceeds from issuance of common stock, net                                             2,227,593                        -
      Proceeds from notes payable                                                                     -                  225,000
      Deferred issuance costs paid                                                                    -                  (10,046)
      Payments on notes payable                                                                  (7,865)                  (7,389)
      Payments on capital lease obligations                                                     (28,273)                 (19,290)
                                                                                            -----------              -----------
Net cash provided by financing activities                                                     2,191,455                  188,275
                                                                                            -----------              -----------

Net increase (decrease) in cash and cash equivalents                                            796,550                 (258,923)

Cash and cash equivalents - beginning of period                                                 151,534                  435,375
                                                                                            -----------              -----------
Cash and cash equivalents - end of period                                                   $   948,084              $   176,452
                                                                                            ===========              ===========

Supplemental cash flow information:
      Cash paid during the year for:
           Interest                                                                         $    37,831                      $ -
                                                                                            ===========              ===========
      Noncash investing and financing activities:
           Computer equipment acquired through capital lease                                $    55,807                      $ -
                                                                                            ===========              ===========
           Issuance of warrants as prepaid consulting fees (Note 11)                        $   156,360                        -
                                                                                            ===========              ===========
           Capitalized software acquired through capital lease                                      $ -              $   114,718
                                                                                            ===========              ===========
           Common stock issued in connection with conversion
                of convertible debentures                                                   $ 1,707,985                      $ -
                                                                                            ===========              ===========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
  Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                       Common Stock
                                                              -----------------------------
                                                                                                      Paid-In        Subscriptions
                                                                Shares Issued      Amount             Capital          Receivable
                                                              ----------------  -----------        -------------    --------------

Balance, January 1, 2006                                         23,868,323      $   238,684       $   421,767       $   (21,671)

Common stock issued in connection with
        convertible debenture - April 17, 2006                      500,000            5,000           136,348                 -

Reverse acquisition recapitalization adjustment                     328,637         (218,988)          218,988                 -

Issuance of common stock - June 23, 2006                            142,669              143           106,859                 -

Common stock issued in connection with
        exercise of warrants - June 28, 2006                      5,166,711            5,167           494,833                 -

Common stock (106,400 shares) to be issued and
        warrants issued in satisfaction of note payable
        and accrued interest - October 25, 2006                           -                -           106,400                 -

Common stock and warrants issued in connection
        with private placement net of issuance costs                950,000              950           829,821                 -

Common stock (900,000 shares) to be issued and
        warrants issued in connection with private
        placement, net of issuance costs                                  -                -           787,046                 -

Net loss                                                                  -                -                 -                 -

                                                                -----------      -----------       -----------       -----------
Balance, December 31, 2006                                       30,956,340      $    30,956       $ 3,102,062       $   (21,671)


Common stock and warrants issued in connection
        with private placement, net of issuance costs (Note 9)    1,350,000            1,350         1,168,650                 -

Common stock and warrants issued in connection
        with exercise of warrants, net of issuance costs (Note 9)   950,000              950         1,056,643                 -

Common stock issued in connection with
        conversion of debentures (Note 7)                         1,708,000            1,708         1,706,277                 -

Issuance of common stock (Note 9)                                 1,006,400            1,007            (1,007)

Issuance of warrants in connection with
        consulting services (Note 11)                                     -                -           156,360                 -

Net loss                                                                  -                -                 -                 -
                                                                -----------      -----------       -----------       -----------
Balance, March 31, 2007                                          35,970,740      $    35,971       $ 7,188,985       $   (21,671)
                                                                ===========      ===========       ===========       ===========



                                                                                     Total
                                                                                  Stockholders'
                                                                 Deficit         Equity (Deficit)
                                                              --------------  --------------------

Balance, January 1, 2006                                       $(1,996,299)    $(1,357,519)

Common stock issued in connection with
        convertible debenture - April 17, 2006                           -         141,348

Reverse acquisition recapitalization adjustment                          -               -

Issuance of common stock - June 23, 2006                                 -         107,002

Common stock issued in connection with
        exercise of warrants - June 28, 2006                             -         500,000

Common stock (106,400 shares) to be issued and
        warrants issued in satisfaction of note payable
        and accrued interest - October 25, 2006                          -         106,400

Common stock and warrants issued in connection
        with private placement net of issuance costs                     -         830,771

Common stock (900,000 shares) to be issued and
        warrants issued in connection with private
        placement, net of issuance costs                                 -         787,046

Net loss                                                        (3,250,665)     (3,250,665)

                                                               -----------     -----------
Balance, December 31, 2006                                     $(5,246,964)    $(2,135,617)


Common stock and warrant issued in connection
        with private placement, net of issuance costs                    -       1,170,000

Common stock and warrants issued in connection
        with exercise of warrants, net of issuance costs                 -       1,057,593

Common stock issued in connection with
        conversion of debentures                                         -       1,707,985

Issuance of common stock                                                                 -

Issuance of warrants in connection with
        consulting services (Note 11)                                    -         156,360

Net loss                                                        (1,462,001)     (1,462,001)
                                                               -----------     -----------
Balance, March 31, 2007                                        $(6,708,965)    $   494,320
                                                               ===========     ===========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

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

     GOING CONCERN/MANAGEMENT'S PLAN

     As shown in the accompanying condensed consolidated financial statements, the Company has sustained consolidated net losses for the quarters ended March 31, 2007 and 2006 of approximately $1,462,000 and $481,000, respectively. At March 31, 2007 and December 31, 2006, the Company had a working capital deficiency of approximately $1,257,000 and $3,276,000, respectively and accumulated deficits of approximately $6,709,000 and $5,247,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses. In 2005, the Company raised $1.258 million through the issuance of convertible debenture notes to accredited investors. In 2006, the Company raised an additional $500,000 through the issuance of convertible debenture notes to accredited investors, $560,000 through the issuance of notes payable and $1.617 million through the issuance of common stock issued in connection with the Company's private placement offering. During the first quarter of 2007, the Company raised an additional $2.228 million through the issuance of common stock and $1.708 million of the convertible debenture notes were converted into common stock at a ratio of 1:1 resulting in the issuance of an additional 1.708 million shares of common stock.

     The 2007 and 2006 losses are largely a result of business development expenses as well as significant investment in building infrastructure for growing the Company's divisions, business and clinical systems and programs. During 2006, the Company was successful in securing new contracts with AETNA, (to manage its members in New Jersey long-term care facilities); AMERIGROUP, (a contract for an initial 300 patients which began in

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS (CONTINUED)

     GOING CONCERN/MANAGEMENT'S PLAN (CONTINUED)

     June, 2006 in Houston, Texas generating revenue of approximately $1 million in 2006); and the Company also entered into a Partnership Agreement with MCKESSON to jointly market and respond to requests for proposals (particularly state Medicaid opportunities) and will be integrating the Company's high intensity programs with their call center support services. In addition, the Company's contract with HealthSpring USA, LLC has been expanded from the initial 300 members in Tennessee to approximately 500 members, representing an increase in annualized contract revenue potential of approximately $.7 million. In October 2006, HCI entered into a Disease Management Services Agreement with Alere Medical, Inc. ("Alere"). Alere provides disease management tools, services and systems to payers which are designed to assist with and improve management of health care outcomes for patients. Alere has contracted with Tufts Health Plan ("Tufts") to provide disease management services in Massachusetts. Tufts provides various commercial and medicare health plans to members. ECI will provide care management services to Tufts program participants in Massachusetts and Alere will pay to ECI $295 per enrolled member per month commencing February 1, 2007 with an annual contract revenue potential of approximately $2.8 million.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

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

                                                                     Common  Stock
                                                  ----------------------------------------------------
                                                  Shares issued and                           Paid-in
                                                     Outstanding            Amount            Capital
                                                  -----------------       ----------         ---------
Public company shares already
  outstanding on date of merger
  (June 9, 2006), par value $0.001                       328,637       $       328        $      (328)

Public company shares issued in a
  1:1 exchange for private company
  Shares, par value $0.001                            24,368,323            24,368            (24,368)

Private company shares exchanged,
  par value $0.01                                    (24,368,323)         (243,684)           243,684
                                                     -----------       -----------        -----------

Reverse acquisition recapitalization
  adjustment, net                                        328,637       $  (218,988)       $   218,988
                                                     ===========       ===========        ===========

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

     The condensed consolidated financial statements include the accounts of HC Innovations, Inc. and its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain affiliated limited liability companies, which are variable interest entities required to be consolidated. The company consolidates all controlled subsidiaries, in which control is effectuated through ownership of voting common stock or by other means. All significant intercompany transactions have been eliminated in consolidation.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BASIS OF PRESENTATION (CONTINUED)

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION

     The Company's revenue includes fees for service revenue and revenue from capitated contracts.

     Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month. Capitated revenue totaled approximately $773,000 and $266,400 for the three month's ended March 31, 2007 and 2006, respectively.

     A significant portion of the Company's fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs.

     Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a substantial portion of the Company's total net revenues and receivables reported in the accompanying condensed consolidated financial statements are recorded at the amount ultimately expected to be received from these payors. Net revenues from fee for service patients are recorded on the day the service is provided to patients.

     The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled, and the aggregate impact of these resulting adjustments were not significant to the Company's operations for the three months ended March 31, 2007 and 2006. Further, the Company does not expect the reasonably possible effects of a change in estimate related to unsettled March 31, 2007 contractual allowance amounts from Medicaid and third-party payors to be significant to its future operating results and consolidated financial position.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of implementing FIN No. 48.

     The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2003-2006 remain open to examination by the I.R.S. and state authorities.

     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

     EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") is computed dividing the net income
     (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method), and convertible preferred stock and debt (using the "if-converted" method), unless their effect on net income (loss) per share is antidilutive. Under the "if-converted" method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income
     (loss) per share is antidilutive and, as such, basic and diluted earnings
     (loss) per share are the same for the three months ended March 31, 2007 and 2006.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of SFAS 115" ("SFAS 159"). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. In addition, SFAS 159 includes an amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. The Company is in the process of evaluating the impact that SFAS 159 will have on its consolidated financial statements.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

4.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalized software development costs as of March 31, 2007 and December 31, 2006 are summarized as follows:

                                                                                           2007             2006
                                                                                           ----             ----
       Capitalized software development costs                                          $  1,749,172     $ 1,486,584
       Less: accumulated amortization                                                      (223,258)       (175,857)
                                                                                       ----------------------------
                                                                                       $  1,525,914     $ 1,310,727
                                                                                       ============================


     Amortization expense related to capitalized software development costs for the three months ended March 31, 2007 and 2006 totaled approximately $47,400 and $25,300, respectively.

5.   LINES OF CREDIT

     At March 31, 2007 and December 31, 2006, the Company had the following line-of-credit facilities outstanding:

                                                                                            2007                  2006
                                                                                            ----                  ----
          Revolving line-of-credit dated January 29, 2003
              with interest at the rate of prime plus
              1% (9.25% at March 31, 2007). The amount outstanding is
              due on demand  and is collateralized by the assets of ECI.                   $ 50,000             $  50,000



          Revolving line-of-credit dated February 23, 2004
              with interest at prime plus 1.75% (9.25% at
              March 31, 2007). The amount outstanding is due
              on demand and expires on February 23, 2009.
              The line-of-credit is secured by the personal
              assets of the managing member of NP Care,
              LLC.                                                                           150,000               150,000
                                                                                           ---------             ---------
                                                                                           $ 200,000             $ 200,000
                                                                                           =========             =========

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

6.   NOTES PAYABLE TO VENDORS


     Notes Payable to vendors consists of the following at March 31, 2007 and December 31, 2006

                                                                                    2007                    2006
                                                                                    ----                    ----
Note payable to finance insurance premiums effective August
11, 2006. The note is payable in monthly installments of
$4,857 including interest at a fixed rate of 7.67%, through
July 2007.                                                                         $ 14,386                $ 28,500

Note payable to finance workers compensation insurance
effective September 13, 2006. The note is payable in monthly installments of $1,670 including interest at a fixed rate of
8.67%, through October 2007.                                                          3,307                   8,185

Note payable to finance liability insurance premiums
effective September 30, 2006. The note is payable in monthly installments of $1,299 including interest at a fixed rate of
9.25%, through September 2007.                                                        3,837                   8,156
                                                                                   --------                --------
                                                                                   $ 21,530                $ 44,841
                                                                                   ========                ========

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

7.       DEBT

         NOTE PAYABLE

         The Company has a Small Business Administration loan dated September 4, 2003. The original principal balance of the loan was $150,000 and it is intended to be used to fund general operations. The loan agreement provides for sixty monthly principal and interest installments of $2,924 and bears interest at 6.25% per annum. The loan matures on October 1, 2008 and is secured by the personal residence of the Company's President. At March 31, 2007 and December 31, 2006, the principal balance due on the loan was $52,723 and $60,588, respectively.

         NOTES PAYABLE - STOCKHOLDER

         The Company entered into two promissory notes payable with a stockholder. The first promissory note, dated February 20, 2006 has an original principal balance of $125,000 and is intended as a bridge loan until further financing is secured by the Company. Interest accrues on the note at 10% and was originally payable on demand or before May 20, 2006. The term was extended through December 31, 2007. The remaining balance and accrued interest on this note as of March 31, 2007 and 2006 is $139,567 and $136,185, respectively.

         The second promissory note dated March 15, 2006 had an original principal balance of $100,000 and was intended as a bridge loan until further financing was secured by the Company. Interest accrued on the note at 10% and was originally payable on demand or before June 15, 2006. On October 25, 2006 this note and its related accrued interest totaling $6,400 were satisfied in full by issuing 106,400 shares of common stock and warrants under the terms of the Company's private placement offering (Note 9).

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

     7.  DEBT (CONTINUED)

         NOTE PAYABLE - RELATED PARTY

         The Company entered into a loan agreement with The Rubin Family Irrevocable Stock Trust ("Lender"), a shareholder of HCI, on December 27, 2004, whereby, among other provisions, the Lender extended a line of credit facility to the Company for general company purposes. The Lender also received warrants to purchase 5,166,711 shares of common stock of the Company. The line of credit was in the original principal amount not to exceed $500,000. The line of credit was to begin accruing interest on December 25, 2007 at the then prime rate and interest in arrears only was to be payable monthly effective December 25, 2007. On December 31, 2005, there was $500,000 outstanding on the line of credit. In June 2006, the warrants for 5,166,711 shares (Note 9) of the Company's common stock were exercised by the Lender realizing $500,000. This $500,000 was applied to the outstanding note payable due to the Lender in the amount of $500,000 in a non-cash transaction.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

     7.  DEBT (CONTINUED)

         NOTES PAYABLE - CHAIRMAN

         During 2006, the Company entered into four promissory notes payable with the Company's Chairman and his brother which are intended as bridge loans until HCI financing is secured. The balances of these notes at March 31, 2007 and December 31, 2006 were:

                On  August 31, 2006, the Company entered
                    into a promissory note with an original
                    due date of September 30, 2006. The
                    original due date was extended through
                    December 31, 2007. Interest accrues at
                    the rate of 10% per annum.                                                      $ 90,000
                On  September 9, 2006, the Company entered
                    into a promissory note with an original
                    due date of October 7, 2006. The
                    original due date was extended through
                    December 31, 2007. Interest accrues at
                    the rate of 10% per annum.                                                        50,000
                On  September 28, 2006, the Company entered
                    into a promissory note with an original
                    due date of October 27, 2006. The
                    original due date was extended through
                    December 31, 2007. Interest accrues at
                    the rate of 10% per annum.                                                        95,000
                On  November 27, 2006, the Company entered
                    into a promissory note with the
                    Chairman's brother with an original due
                    date of January 31, 2007. The original
                    due date was extended through April 30,
                    2007. Interest accrues at the rate of
                    10% per annum.                                                                    50,000
                                                                                                    --------
                                                                                                    $285,000
                                                                                                    ========

           Accrued interest on the notes payable to the Chairman and his brother as of March 31, 2007 and December 31, 2006 was $15,467 and $7,434
           respectively.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

     7.  DEBT (CONTINUED)

         NOTES PAYABLE - CHAIRMAN (CONTINUED)

         The maturities of the Company's notes payable are as follows:

                                           March 31, 2007      December 31, 2006
                                           --------------      -----------------
                  2007                          $ 462,723             $ 441,139
                  2008                                  _                29,449
                                                ---------             ---------
                                                  462,723               470,588
                  Less current portion           (462,723)             (441,139)
                                                ---------             ---------

                                                $       -             $  29,449
                                                =========             =========

         CONVERTIBLE DEBENTURES

         During 2005, the Company issued convertible debentures to private accredited investors. The total principal amount of the debentures was $1,257,985 convertible into 1,257,985 shares of the Company's common stock. The conversion price of the debentures was equal to 50% of the market price of the HCI's common stock on the day prior to conversion. In no circumstances will the conversion price be less than $.40 per share.

         The term of the debentures was 18 months from the date of issuance. In lieu of interest, the Company issued 1,257,985 shares of its common stock to the holders of the convertible debentures which was treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $202,678, which was determined using fair value interest rates for similar types of underlying instruments. The unamortized balance of the discount at March 31, 2007 and December 31, 2006 was $-0- and $35,429, respectively. Amortization of the discount for the three months ended March 31, 2007 and 2006 was $35,429 and $33,780, respectively and is included in interest expense in the accompanying condensed consolidated statements of operations.

         HCI incurred $76,858 in legal, financing and other costs in issuing these debentures. The costs were deferred and were being amortized over 18 months. The unamortized balance of deferred issuance costs at March 31, 2007 and December 31, 2006 was $-0- and $8,541, respectively. Amortization expense relating to deferred issuance costs totaled $8,541 and $12,810 for the three months ended March 31, 2007 and 2006, respectively.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

     7.  DEBT (CONTINUED)

         CONVERTIBLE DEBENTURES (CONTINUED)

         On April 17, 2006, the Company closed on an additional convertible debenture note in the amount of $500,000. The terms of this note, with an existing stockholder, were identical to the 2005 convertible debentures. The total principal amount of the debentures of $500,000 was convertible into 500,000 shares of the Company's common stock. The conversion price of the debentures was equal to 50% of the market price of HCI's common stock on the day prior to conversion. In no circumstances could the conversion price be less than $.40 per share. The term of the debentures was 18 months from the date of issuance. In lieu of interest, the Company issued 500,000 shares of its common stock to the holders of the convertible debentures which were treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $141,348, which was determined using fair value interest rates for similar types of underlying instruments. The unamortized balance of the discount at March 31, 2007 and December 31, 2006 was $-0- and $101,615, respectively. Amortization of the discount for the three months' ended March 31, 2007 and 2006 was $101,615 and $-0-, respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations.

         HCI incurred $60,045 in legal, financing and other costs issuing these debentures. The costs have been deferred and are being amortized over 18 months. The unamortized balance of deferred issuance costs at March 31, 2007 and December 31, 2006 was $-0- and $42,864, respectively. Amortization expense relating to the deferred issuance costs totaled $42,864 and $-0- for the three month's ended March 31, 2007 and 2006, respectively and is included in the accompanying condensed consolidated statements of operations.

         During the first quarter of 2007, $1,707,985 of the convertible debentures were converted to common stock in a non-cash transaction at a ratio of 1:1 resulting in the issuance of an additional 1.708 million shares of common stock. The remaining $50,000 was paid to the holder of the convertible debenture on April 7, 2007.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

8.   NET PATIENT SERVICE REVENUE AND BILLING FEES

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

     Net patient service revenue consists of the following components for the three months ended March 31, 2007 and 2006:

                                                                    2007                  2006
                                                                    ----                  ----
Gross patient service revenue                                   $ 2,773,763          $ 1,737,957
Less: provision for contractual allowances                         (575,792)            (421,122)
                                                                -----------          -----------
      Net patient service revenue                               $ 2,197,971          $ 1,316,835
                                                                ===========          ===========


9.   STOCKHOLDERS' EQUITY (DEFICIT)

     PRIVATE PLACEMENT OFFERING

     On September 25, 2006, HCI issued a Private Placement Offering Memorandum ("PPM") for 2,000,000 shares of common stock at $1.00 per share and warrants to purchase 2,000,000 shares of common stock in the future. The offer to purchase common stock expired on February 28, 2007. In December, 2006 the Company increased the total offering to 3,200,000 shares of common stock at $1.00 per share and warrants to purchase 3,200,000 shares of common stock in the future. The warrants have a term of two years. The exercise price is $1.25 per share. The warrants shall be redeemable at $.05 per warrant share contingent upon HCI's common stock trading at a closing price of at least $3.50 per share for twenty consecutive days.

     During 2006, 1,956,400 shares of common stock and 1,956,400 warrants were sold through this PPM. During 2006, 950,000 shares were issued and the remaining 1,006,400 shares were issued during the three months ended March 31, 2007.

     During the first quarter of 2007, 1,350,000 shares of common stock and 1,300,000 warrants were issued through the PPM. The Company received $1,300,000 in cash for 1,300,000 shares, incurred cash issuance costs of $130,000, issued 50,000 shares of common stock, at $1.30 per share and 300,000 warrants to purchase shares at $1.25 per share for noncash issuance costs.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

9.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     PRIVATE PLACEMENT OFFERING CONTINUED

     During the first quarter of 2007, and in connection with the September 2006 PPM, the Company requested that 29 investors exercise their respective warrants and in return the Company offered the investors an additional two year warrant ("2007 Warrant") at an exercise price of $3.00 for every two warrants exercised from the September 2006 PPM. During the three months ended March 31, 2007, the Company received $1,187,500 upon the exercise of 950,000 of the September PPM warrants and issued warrants for an additional 475,000 shares of the Company's common stock to five (5) investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

     RESTRICTED STOCK SALE TO COMPANY EMPLOYEES

     In June, 2006, the Company sold a total of 142,669 shares of restricted common stock to several of its key managers for aggregate net proceeds of $107,002.

     WARRANTS ISSUED - INVESTORS RELATIONS AGREEMENT

     As more fully disclosed in Note 11, during the first quarter of 2007, the Company issued warrants to purchase 300,000 shares of common stock at a price of $1.00 per share with a term of five years.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

9.       STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     WARRANTS

     A summary of warrant activity is as follows:

                                                                                           Weighted
                                                                                            Average     Weighted Ave
                                                         Warrants           Price            Price       Life (Years)
                                                         --------           -----            -----       ------------

Balance January 1, 2006                                   5,166,711        0.0967           0.0967           7.0
Issued                                                    1,956,400        1.2500           1.2500           2.0
Exercised                                                (5,166,711)      (0.0967)         (0.0967)         (7.0)
Expired                                                       -              -                -               -
                                                         ----------                        -------          ----
Balance December 31, 2006                                 1,956,400                         1.25             2.0
                                                         ==========                        =======          ====

Issued                                                      300,000        1.0000           1.0000           5.0
Issued                                                    1,300,000        1.2500           1.2500           2.0
Issued                                                      600,000        1.2500           1.2500           5.0
Issued                                                      475,000        3.0000           3.0000           2.0
Exercised                                                  (950,000)       1.2500           1.2500           2.0
                                                         ----------                        -------          ----
Balance March 31, 2007                                    3,681,400                         1.46             2.24
                                                         ==========                        =======          ====

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

10.  BUSINESS SEGMENTS

     The Company's operations by business segment for the three months ended March 31, 2007 and 2006 were as follows:

                                                      Professional                  Disease
2007                                                    Services                   Management                 Total
--------------------------------------------     -----------------------     -----------------------     ------------------

Net Sales                                              $1,424,961                $   773,010                $ 2,197,971
Operating Profit/(Loss)                                 (254,067)                 (1,043,805)                (1,297,872)
Identifiable Assets                                       972,287                  2,963,264                  3,935,551

                                                      Professional                  Disease
2006                                                    Services                   Management                 Total
--------------------------------------------     -----------------------     -----------------------     ------------------

Net Sales                                              $1,050,435                $   266,400                $ 1,316,835
Operating Profit/(Loss)                                   218,369                   (645,101)                  (426,732)
Identifiable Assets                                       670,470                  1,298,512                  1,968,982

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

11.  COMMITMENTS

     CONSULTING AGREEMENTS

     During July 2005, the Company entered into a Consulting Agreement with Strategic Growth International, Inc. ("SGI"), whereby SGI advised and assisted HCI in its efforts to raise capital and secure a public shell. During September 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI assisted HCI in determining a strategy to raise funds in the aggregate amount of $1,000,000 through a private placement of debt, equity or convertible securities. HCI agreed to pay an initial retainer of $50,000 for these services from the gross proceeds of offering. The Company also agreed to pay SGI a total consulting fee of 10% of the gross proceeds raised for the offering excluding the initial $50,000 retainer. The term of this agreement was for six months and expired March 25, 2007. During December of 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI assisted HCI in determining a strategy to raise funds in the aggregate amount of approximately $3,200,000 through a private placement of debt, equity or convertible securities. This amended agreement expires on May 31, 2007. Through March 31, 2007, the Company raised approximately $3,150,000 through this arrangement. A consulting fee of approximately $185,000 was charged to equity for the year ended December 31, 2006 and $50,000 was charged to deferred financing charges for the year ended December 31, 2006. During the first quarter of 2007, the Company raised approximately $1,300,000 additionally and incurred fees payable to SGI in the amount of approximately $130,000 in consulting fees which was charged to equity for the three month period ended March 31, 2007.

     On February 1, 2007, the Company entered into a non-exclusive investor relations agreement with SGI, whereby SGI will provide investor relation services to the Company. The Company has agreed to pay SGI a monthly retainer in the amount of $9,000 during the period the agreement is in effect. The agreement may be cancelled by either party, without cause, upon providing written notice within 180 days of the intent to cancel. Additionally, upon successful completion of the current equity offering the Company agreed to issue and has issued to SGI warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $1.00 per share, the term of the warrant is five years. The warrants were valued by the Company using the Black Scholes model at $156,360. Consulting fee expense is recognized monthly over the six month agreement period.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

11.  COMMITMENTS (CONTINUED)

     BUSINESS ADVISOR AGREEMENT

     In September 2005, the Company entered into an agreement ("Advisor Agreement") with an outside advisor whereby the advisor has been engaged to provide advice to the Company as the Chairperson of its Business Advisory Board, assist in the development of the Business Advisory Board, and provide other services on behalf of the Company.

     The Advisor can also be issued contingent warrants to purchase up to 360,000 common shares of the Company at an exercise price of $1.25 per share upon the attainment of specified growth goals of the Business Advisory Board. Beginning in calendar year 2006 and through calendar year 2008, 120,000 contingent warrants may be earned each year commensurate with achieving company growth in gross revenues to $18,000,000 in 2007 and $28,000,000 in 2008. As of March 31, 2007 no warrants have been earned in connection with the Advisor Agreement.

     OPERATING LEASES

     The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of March 31, 2007 are as follows:

                   2007                                              $ 211,295
                   2008                                                254,199
                   2009                                                226,772
                   2010                                                 35,597
                   2011                                                 23,753
                                                                     ---------
               Total minimum lease payments                          $ 751,616
                                                                     =========

     Rent expense for the three months ended March 31, 2007 and 2006 was $76,398 and $27,681, respectively.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

11.  COMMITMENTS (CONTINUED)

     CONTRACT FOR THE STATE OF ILLINOIS DEPT. OF HEALTHCARE AND FAMILY SERVICES

     On March 6, 2007, the Company entered into a three year contract with McKesson Corporation ("McKesson") to provide care management to over 8,000 Medicaid recipients living in nursing homes in Illinois. Care will be provided through the Company's subsidiary, Enhanced Care Initiatives, Inc.
     (ECI) and its affiliate, NP Care of Illinois, LLC under a Sub-Contract pursuant to the requirements of McKesson's agreement for a disease management program with the Illinois Department of Healthcare and Family Services. Services include providing programs and systems for assisting physicians in the management of patients who are frail or who face medically complex conditions or mental impairment. Nurse practitioners will be on site to provide hands-on care management coordination and discharge planning in collaboration with patients' physicians and nursing home medical directors.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

12.  RISKS AND UNCERTAINTIES

     PATIENT SERVICE REVENUE

     Approximately 58% and 70% of net patient services revenue in the three months ended March 31, 2007 and 2006 respectively, was derived under federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------


13.  SUBSEQUENT EVENTS


     CONTRACT WITH HEALTH INSURANCE PLAN OF GREATER NEW YORK

     On May 8, 2007, the Company, through its subsidiary, Enhanced Care Initiatives, Inc. (ECI) entered into a three year contract with Health Insurance Plan of Greater New York (HIP) to provide Care Management Services to HIP and Enrollees who become Program Participants in ECI's Oncology and Easy Care programs. Under the terms of the contract, ECI is to begin providing Care Management Services to Program Participants as early as June 1, 2007 (the "Service Commencement Date"). The contract specifies enrollment objectives for each of the ECI programs commencing with the Service Commencement Date and it is anticipated that approximately 10,000 HIP members will ultimately be enrolled in ECI care management programs. A condition of the contract is that ECI will update its Easy Care and Oncology programs to be compliant with NCQA (The National Committee for Quality Assurance) QI7 Standard within 90 days of execution of this contract. Additionally, ECI shall maintain its programs to meet such requirements as updated by NCQA on an annual basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


         This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in our Form 10-KSB (File No. 0-52197), which was filed on April 2nd, 2007. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements for the years ended December 31, 2006 and 2005, together with notes thereto included on Form 10-KSB as filed on April 2nd 2007 and (2) our Registration Statement Form 10-SB (File No. 0-52197), as such Registration Statement became effective on February 13th, 2007.

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

         Management has retained an investment advisory firm for the purpose of developing a strategy to secure additional capital for working capital, continued investment in information systems and the ongoing execution of its growth plans. As is typical with early stage, growth companies, 2006 and 2007 losses are largely a result of business development expenses as well as significant investment in building infrastructure for growing the Company's divisions, business and clinical systems and programs. During 2006, the Company was successful in securing new contracts with Aetna Health, Inc. (to manage its members in New Jersey long-term care facilities); Amerigroup Corporation (a contract for an initial 300 patients beginning in June, 2006 in Houston, Texas with estimated first year revenue of approximately $1 million); and the Company also entered into a Partnership Agreement with MCKESSON (MCK) to jointly market and respond to requests for proposals (particularly state Medicaid opportunities) and will be integrating the Company's high intensity programs with their call center support services.

         In addition, the Company's contract with HealthSpring USA, LLC has been expanded from the initial 300 members in Tennessee to approximately 500 members, representing an increase in annualized contract revenue of approximately $0.7 million.

RESULTS OF OPERATIONS

         The Company's focus for fiscal years 2003 through the first quarter of 2007 was to invest in the areas of IT/Systems building, clinical protocol training and development, human resource recruiting, training and development as well as marketing and business development expense. The Company has invested heavily in the development of its proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. During the second half of 2005, 2006 and 2007 to date, the Company has also invested in additions to its management and systems infrastructure in anticipation of rapid growth of its programs.

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

THREE - MONTHS ENDED MARCH 31, 2007 AND 2006

Revenues

         For the three months ended March 31, 2007, net revenue was $2,197,971, representing an increase of $881,136 (67%) as compared to the net revenue of $1,316,835 for the three months ended March 31, 2006. The increase is a result of growth from existing operations in the amount of $387,774 or 29% as compared to the first quarter of 2006 as well as $493,392 of revenue from new operations in the first quarter of 2007. During the first quarter of 2007, new NP Care operations generated $180,252 in revenue and new Easy Care operations generated $313,110 in revenue.

Cost of Net Revenue and Gross Profit

         For the three months ended March 31, 2007, cost of net revenue was $1,738,709, representing an increase of $845,710 (94.7%) as compared to the cost of net revenue of $892,999 for the three months ended March 31, 2006. The increase is a result of growth from existing operations in the amount of $324,224 or (36.3%) as compared to the first quarter of 2006 as well as $521,486 of cost of net revenue from new operations in the first quarter of 2007. During the first quarter of 2007, new NP Care operations generated $275,990 in net cost of revenue and new Easy Care operations generated $245,496 in net cost of revenue.

         For the three months ended March 31, 2007, gross margin was $459,262 (20.9%) representing an increase of $35,426 (8.4%) as compared to the gross margin of $423,836 (32.2%) for the three months ended March 31, 2006. The increase is a result of growth from existing operations in the amount of $63,550 or (15.0%) as compared to the first quarter of 2006 as well as $(28,214) of gross margin from new operations in the first quarter of 2007. During the first quarter of 2007, new NP Care operations generated ($95,738) in gross margin and new Easy Care operations generated $67,614 in gross margin.


                                                          March 31, 2007      March 31, 2006        Change        % Change
Net Revenue                                                 2,197,971           1,316,835          881,136          66.9%

Total Cost of Revenue                                       1,738,709            892,999           845,710          94.7%

Gross profit                                                 459,262             423,836            35,426          8.4%

Gross profit %                                                20.9%               32.2%              4.0%



Selling, General and Administrative Expense ("SG&A Expenses")

         SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended March 31, 2007, total SG&A Expenses were $1,757,134, representing an increase of $906,566 (107%) as compared to the total SG&A Expenses of $850,568 for the three months ended March 31, 2006.

         Depreciation and amortization expense are calculated using the straight line method over the estimated useful lives of the assets, or, in the case of leasehold improvements over the remaining term of the related lease, whichever is shorter. For the three months ended March 31, 2007, depreciation and amortization expense included in Operating expenses was $122,884, representing an increase of $67,520 (122%), as compared to the total depreciation and amortization expense of $55,364 for the three months ended March 31, 2006.

Income (Loss) from operations

         For the three months ended March 31, 2007, we incurred a loss from operations of ($1,297,872) representing an increase of $871,140 (204%) compared to ($426,732) for the three months ended March 31, 2006. We expect ongoing improvement to our results of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

Income Tax Expense

         The Company has incurred net operating losses (NOLs) since inception. At March 31, 2007, the Company had net operating loss carry forwards for federal income tax purposes of approximately

$5,400,000, which is available to offset future federal taxable income, if any, ratably through 2027. These net operating losses are subject to review by federal and state tax authorities.

PLAN OF OPERATIONS - EASY CARE

Primary Strategy

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


         4. MEDICAID CONTRACTS -- although this is a population which could benefit from our programs, the sales cycle is very long (up to two years) and the RFP (Request for Proposal) process too distracting for EASY CARE(SM) at this time. Our approach in this context is to partner with other Disease Management and Managed Care Organizations as part of their Request for Proposal responses.


         5. MCKESSON - we have a partnership agreement in place and are working with their Disease Management Division on specific opportunities. A Contract has been signed in March, 2007 for State of Illinois Medicaid patients in long term care facilities.

PLAN OF OPERATIONS - NP CARE

         We hope to achieve the growth at a rate of nine facilities per quarter over a period of four years in targeted markets. We anticipate growth will then slow down secondary to saturation of prime facilities, decreased availability of nurse practitioners and potential competition.

         We have established relationships with the key nursing home chains (for example Harborside, Genoa, Sava, CareOne, THI, NHC), and have aggressively and successfully competed with Evercare in the Connecticut and New Jersey markets. We are confident that our continued focus on excellence in customer service and delivering health outcomes will continue to position NP Care as the provider of choice.

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


LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible debentures and cash flows from operations. At March 31, 2007 and 2006, we had $948,084 and $176,452, respectively, in cash and cash equivalents. Operating activities for the three months ended March 31, 2007 used $1,120,460, representing an increase of $727,452 (185%) when compared to the cash used in operating activities of $393,008 for the three months ended March 31, 2006. This change is primarily due to the increased investment in building corporate infrastructure; start-up costs associated new contracts and increased spending with respect to business development.

         During the first quarter of 2007, $1,707,985 of the outstanding $1,757,985 convertible debentures were converted into common stock at a ratio of one share per one dollar of debt resulting in a total issuance of common stock of 1,707,985 shares during the quarter. The remaining $50,000 of convertible debt was repaid on April 6, 2007.

         During the first quarter of 2007, and in connection with the September Offering, the Company requested that 29 investors exercise their respective warrants and in return the Company offered the investors an additional two year warrant ("2007 Warrant") at an exercise price of $3.00 for every two warrants exercised from the September Offering. During the first quarter of 2007, the Company received $1,187,500 upon the exercise of 950,000 of the September Offering warrants and have issued warrants for an additional 475,000 shares of the Company's common stock to five (5) September Offering investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

         On September 25, 2006, HCI conducted a Private Placement Offering Memorandum ("PPM") for the sale of up to 3,200,000 shares of common stock at $1.00 per share and warrants to purchase 3,200,000 shares of common stock in the future. The offer to purchase common stock was scheduled to expire on the earlier of when the entire aggregate amount of common stock and the entire amount of warrants are subscribed and accepted or November 30, 2006. The Company extended the offering period to February 28, 2007. As of December 31, 2006, the Company raised $1,956,400 under the PPM. During the first quarter of 2007 the Company completed the Offering by raising an additional $1,350,000.

         The Company has incurred significant costs for the development of software for internal use. As of March 31, 2007 and December 31, 2006, the Company incurred $262,588 and $752,987 respectively, in capitalized software costs. The Company used one vendor to develop this software. On December 31, 2005, the Company entered into a note payable agreement with the vendor for the outstanding balance greater than 90 days on account. At March 31, 2007 and December 31, 2006, the amounts outstanding to this vendor were $825,655 and $682,315, respectively.

Accounts Receivable

         As of March 31, 2007 and 2006, the Company's accounts receivable aging by major payers was as follows:


       March 31, 2007
                                   0-30           31-60           61-90           > 90           Total
Medicare                          428,937        106,423          16,128         18,898         570,386
Medicaid                          21,813          2,514            144             420           24,891
Healthnet                         41,418          25,376          1,744           5,154          73,692
Blue Cross                         8,693          3,979            598             872           14,142
Other Private                     28,295          16,668          3,608           5,655          54,226
                               -------------- --------------- --------------- -------------- ---------------
                                  529,156        154,960          22,222         30,999         737,337
                               ============== =============== =============== ============== ===============

       March 31, 2006
                                   0-30           31-60           61-90           > 90           Total
Medicare                          289,679         62,820          16,730         16,409         385,638
Medicaid                          10,258           948             447             518           12,171
Healthnet                         11,091           816             280             542           12,729
Blue Cross                         7,839           671             109             383           9,002
Other Private                     27,663          19,057          14,538          5,414          66,672
                               -------------- --------------- --------------- -------------- ---------------
                                  346,530         84,312          32,104         23,266         486,212
                               ============== =============== =============== ============== ===============

         Receivables recorded at March 31, 2007 and 2006 consists primarily of fees for services to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by a third party billing company responsible for collecting amounts due.

         A significant portion of the Company's fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in the Company's consolidated financial statements for three month's ended March 31, 2007 and the year ended December 31, 2006 are recorded at the amount ultimately expected to be received from these payers. For the three month's ended March 31, 2007 and the year ended December 31, 2006, there were $575,792 and $1,701,268, respectively, recorded as contractual allowances.

         Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management's expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. For the three months ended March 31, 2007 and 2006, there were no bad debt direct write-offs recorded in the Company's results of operations.

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

         The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of March 31, 2007 are as follows:

PERIODS ENDING DECEMBER 31,
---------------------------
    2007                                                  $ 211,295
    2008                                                    254,199
    2009                                                    226,772
    2010                                                     35,597
    2011                                                     23,753
                                                        ------------
Total minimum lease payments                               $751,616
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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of SFAS 115" ("SFAS 159"). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. In addition, SFAS 159 includes an amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. We are in the process of evaluating the impact that SFAS 159 will have on our financial statements.


ITEM 3. CONTROLS AND PROCEDURES.

         Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         The Certifying Officers have designed such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934, as amended, to ensure that material information is made known to them, particularly during the period in which this report was prepared.

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



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         We are not a party to any material legal proceedings, nor to our knowledge, is there any proceeding threatened against it.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following is a list of our securities that have been sold or issued by us during the past three years. These securities were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. There were no underwriting discounts or commissions paid in connection with the sale of these securities.

         In September 2006 through March 2007, we sold 3,256,400 shares of our common stock for $3,256,400 to 15 investors. In addition to the shares of our common stock, we issued warrants to purchase 3,256,400 shares of our common stock to these investors. In March of 2007 we sold 950,000 shares of our common stock for $1,187,500 to five investors, in April of 2007 we sold 550,000 shares of our common stock for $687,500 to five investors. The 1,500,000 shares purchased in March and April of 2007 were exercises of the warrants issued in connection with the September 2006 Offering. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

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

         In June, 2006 the Company sold a total of 142,669 shares of restricted common stock to several of its key managers for aggregate net proceeds of $107,000 and warrants were exercised by a shareholder with the Company realizing $500,000 in net proceeds. These proceeds were applied to an outstanding note payable to the same shareholder in the amount of $500,000.

         In June 2005 through April, 2006, we sold approximately $1,257,985 in principal amount of convertible debentures to 18 investors. In addition to the convertible debentures, we issued 1,257,985 shares of our common stock to these investors. The holders of such notes and common stock represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         There were no matters required to be disclosed on a current report on Form 8-K during the period covered by this report that were not so disclosed.

         There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last disclosed these procedures.

ITEM 6. EXHIBTS

A. Exhibits:

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.*

------
*Filed herewith.



                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HC Innovation, Inc.


Date: May 15, 2007                    By:   /S/ DAVID CHESS, MD
                                            -------------------
                                            David Chess
                                            Title Chief Executive Officer,
                                             President and Director


                                      HC Innovation, Inc.


Date: May 15, 2007                    By:   /S/ JEFFREY L. ZWICKER
                                            ----------------------
                                            Jeffrey L. Zwicker
                                            Title Chief Financial Officer