Form 10QSB
period 2007-06-30
HC Innovations, Inc.
filed 2007-08-10
CIK 1370512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED - JUNE 30, 2007

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

                     (Address of Principal Executive Office)

                                 (203) 925-9600

                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

         Indicate by check mark whether registrant is a shell company (as defined by Rule12b-2 of the Exchange Act). YES [ ] NO [X]

         Number of shares outstanding of each of the issuer's classes of common equity, as of August 9, 2007. 38,217,407.

         Transitional Small Business Disclosure Format:  Yes [ ] No [x]

                              HC INNOVATIONS, INC.
                                AND SUBSIDIARIES
                 FOR 10-QSB FOR THE QUARTER ENDED JUNE 30, 2007



                                TABLE OF CONTENTS

                                                                            Page

PART I - Financial Information

Item 1. Financial Statements.                                                 1
        --------------------

Item 2. Management's Discussion and Analysis or Plan of Operation.           21
        ---------------------------------------------------------

Item 3. Controls and Procedures.                                             31
        ------------------------




PART II - Other Information

Item 1. Legal Proceedings.                                                   31
        ------------------

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.         31
        -----------------------------------------------------------

Item 3. Defaults Upon Senior Securities.                                     32
        --------------------------------

Item 4. Submission of Matters to a Vote of Security Holders.                 32
        ---------------------------------------------------

Item 5. Other Information.                                                   32
        -----------------

Item 6. Exhibits.                                                            33
        --------

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   June 30, 2007  December 31, 2006
                                                                                                    (Unaudited)       (Audited)
                                                      Assets
Current assets:
  Cash and cash equivalents                                                                         $  3,736,338    $    151,534
  Accounts receivable, net of contractual allowances                                                   1,168,616         330,822
  Prepaid expenses                                                                                       326,610         142,274
                                                                                                    ------------    ------------
       Total current assets                                                                            5,231,564         624,630

Fixed assets, net                                                                                        380,826         292,435
Capitalized software development costs, net                                                            1,740,199       1,310,727
Deferred issuance costs, net                                                                                  --          51,405
Security deposits and other, net                                                                         107,941          65,266
                                                                                                    ------------    ------------
         Total assets                                                                               $  7,460,530    $  2,344,463
                                                                                                    ============    ============

                                  Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
  Lines of credit                                                                                   $    200,000    $    200,000
  Current portion of notes payable                                                                       442,025         441,139
  Current portion of capital lease obligations                                                           120,795          93,942
  Notes payable to vendors                                                                                23,176          44,841
  Convertible debentures, net of discount                                                                     --       1,222,556
  Accounts payable                                                                                     1,502,906       1,498,216
  Accrued liabilities                                                                                    461,602         368,919
  Deferred revenue                                                                                       181,698          31,100
                                                                                                    ------------    ------------
       Total current liabilities                                                                       2,932,202       3,900,713

Notes payable, net of current portion                                                                     12,726          29,449
Capital lease obligations, net of current portion                                                        177,026         151,533
Convertible debentures, net of discount and current portion                                                   --         398,385
                                                                                                    ------------    ------------
         Total liabilities                                                                             3,121,954       4,480,080
                                                                                                    ------------    ------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 5,000,000 shares authorized                                               --              --
  Common stock, $.001 par value, 100,000,000 shares authorized                                            38,218          30,956
  Stock subscriptions receivable                                                                         (21,671)        (21,671)
  Additional paid-in capital                                                                          12,910,428       3,102,062
  Deficit                                                                                             (8,588,399)     (5,246,964)
                                                                                                    ------------    ------------
         Total stockholders' equity (deficit)                                                          4,338,576      (2,135,617)
                                                                                                    ------------    ------------
         Total liabilities and stockholders' equity (deficit)                                       $  7,460,530    $  2,344,463
                                                                                                    ============    ============





                THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                     SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                     ----------------                     ------------------
                                                              JUNE 30, 2007      JUNE 30, 2006      JUNE 30, 2007      JUNE 30, 2006
                                                              -------------      -------------      -------------      -------------

Net revenues                                                  $  4,950,441       $  2,638,797       $  2,752,470       $  1,321,962

Cost of services                                                 4,181,698          1,970,073          2,442,989          1,077,074
Selling, general and administrative expenses                     3,736,348          1,748,532          2,102,098            953,328
Depreciation and amortization                                      205,364            115,456             82,480             60,092
                                                              -------------------------------       -------------------------------
                                                                 8,123,410          3,834,061          4,627,567          2,090,494
                                                              -------------------------------       -------------------------------
       Loss from operations                                     (3,172,969)        (1,195,264)        (1,875,097)          (768,532)

Other income (expense)
  Interest income                                                   28,148              2,350             24,925              1,563
  Other expense                                                        200              6,390                706              6,390
  Interest expense                                                (196,814)          (124,857)           (29,968)           (70,112)
                                                              -------------------------------       -------------------------------
                                                                  (168,466)          (116,117)            (4,337)           (62,159)
                                                              -------------------------------       -------------------------------
       Loss before provision for income taxes                   (3,341,435)        (1,311,381)        (1,879,434)          (830,691)

Provision for income taxes                                              --                 --                 --                 --
                                                              -------------------------------       -------------------------------

Net loss                                                      $ (3,341,435)      $ (1,311,381)      $ (1,879,434)      $   (830,691)
                                                              ===============================       ===============================

Basic and diluted net loss per share                          $      (0.09)      $      (0.05)      $      (0.05)      $      (0.03)
                                                              ===============================       ===============================

Weighted average common shares outstanding                      35,560,928         24,173,480         35,560,928         24,173,480
                                                              ===============================       ===============================





                THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
  Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                           Common Stock                                                 Total
                                                     ------------------------   Paid-In   Subscriptions              Stockholders'
                                                      Shares Issued   Amount    Capital    Receivable     Deficit   Equity (Deficit)
                                                     -------------- --------- ----------- ------------- ----------- ----------------

Balance, January 1, 2007                                30,956,340  $ 30,956  $ 3,102,062  $  (21,671)  $(5,246,964)  $(2,135,617)


Common stock and warrants issued in connection with
   private placement, net of issuance costs (Note 5)     1,350,000     1,350    1,168,650          --            --     1,170,000

Common stock and warrants issued in connection with
   exercise of warrants, net of issuance costs (Note 5)    950,000       950    1,056,643          --            --     1,057,593

Common stock issued in connection with
   conversion of debentures (Note 4)                     1,708,000     1,708    1,706,277          --            --     1,707,985

Issuance of common stock (Note 5)                        1,006,400     1,007       (1,007)                                     --

Issuance of warrants in connection with
   consulting services (Note 6)                                 --        --      156,360          --            --       156,360

Issuance of common stock in connection with
   consulting services (Note 5)                             30,000        30      104,970          --            --       105,000

Common stock and warrants issued in connection with
   exercise of warrants, net of issuance costs (Note 5)    550,000       550      618,140          --            --       618,690

Common stock and warrants issued in connection with
   private placement, net of issuance costs (Note 5)     1,666,667     1,667    4,998,333          --            --     5,000,000

Net loss                                                        --        --           --          --    (3,341,435)   (3,341,435)
                                                       -----------  --------  -----------  ----------   -----------   -----------
Balance, June 30, 2007                                  38,217,407  $ 38,218  $12,910,428  $  (21,671)  $(8,588,399)  $ 4,338,576
                                                       ===========  ========  ===========  ==========   ===========   ===========





                THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           SIX MONTHS ENDED
                                                                                                           ----------------
                                                                                                JUNE 30, 2007          JUNE 30, 2006
                                                                                                -------------          -------------
Cash flows from operating activities:
  Net loss                                                                                       $(3,341,435)           $(1,311,381)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                                                205,364                115,456
        Amortization of discount - convertible debentures                                            137,044                 79,024
        Consulting services expense - warrants                                                       156,360                     --
        Consulting services expense - common stock                                                   105,000                     --
        Changes in operating assets and liabilities:
            (Increase) decrease in:
               Accounts receivable                                                                  (837,794)              (124,884)
               Prepaid expenses                                                                     (184,336)                56,358
               Security deposits and other                                                           (43,484)               (15,720)
            Increase (decrease) in:
               Notes payable to vendors                                                              (21,665)              (146,717)
               Accounts payable                                                                        4,690                198,950
               Accrued liabilities                                                                    92,683                 30,697
               Deferred revenue                                                                      150,598                178,250
                                                                                                 -----------            -----------
Net cash used in operating activities                                                             (3,576,975)              (939,967)
                                                                                                 -----------            -----------

Cash flow from investing activities:
  Purchases of fixed assets, net                                                                     (24,233)               (44,627)
  Expenditures for capitalized software development costs                                           (531,108)               (97,868)
                                                                                                 -----------            -----------
Net cash used in investing activities                                                               (555,341)              (142,495)
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Proceeds from issuance of convertible debentures                                                        --                500,000
  Proceeds from issuance of common stock, net                                                      7,846,283                107,002
  Proceeds from notes payable                                                                             --                225,000
  Deferred issuance costs paid                                                                            --                (10,046)
  Payments on convertible debentures                                                                 (50,000)                    --
  Payments on notes payable                                                                          (15,837)               (14,869)
  Payments on line of credit                                                                              --                (10,122)
  Payments on capital lease obligations                                                              (63,326)               (40,827)
                                                                                                 -----------            -----------
Net cash provided by financing activities                                                          7,717,120                756,138
                                                                                                 -----------            -----------

Net increase (decrease) in cash and cash equivalents                                               3,584,804               (326,324)

Cash and cash equivalents - beginning of period                                                      151,534                435,375
                                                                                                 -----------            -----------
Cash and cash equivalents - end of period                                                        $ 3,736,338            $   109,051
                                                                                                 ===========            ===========

Supplemental cash flow information:
  Cash paid during the year for:
        Interest                                                                                 $    38,130            $    38,355
                                                                                                 ===========            ===========
  Noncash investing and financing activities:
     Common stock issued in connection with exercise of warrants
        and satisfaction of note payable - related party                                         $        --            $   500,000
                                                                                                 ===========            ===========
     Discount on convertible debentures                                                          $        --            $   141,348
                                                                                                 ===========            ===========
     Computer equipment acquired through capital lease                                           $   115,672            $        --
                                                                                                 ===========            ===========
     Issuance of warrants for consulting services                                                $   156,360            $        --
                                                                                                 ===========            ===========
     Common stock issued for consulting services                                                 $   105,000            $        --
                                                                                                 ===========            ===========
     Capitalized software acquired through capital lease                                         $        --            $   114,718
                                                                                                 ===========            ===========
     Common stock issued in connection with conversion
        of convertible debentures                                                                $ 1,707,985            $        --
                                                                                                 ===========            ===========





                THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB, Regulation S-B, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

1.   NATURE OF OPERATIONS

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

     Enhanced Care Initiatives, Inc. ("ECI"), a wholly owned subsidiary of HCI was founded in 2002 and is the management company for all HCI entities. ECI has four wholly owned subsidiaries operating in Tennessee, Texas, Massachusetts, and New York. ECI markets its proprietary specialty care management programs for the medically frail and other costly sub-populations to Health Maintenance Organizations ("HMOs") and other managed care organizations ("MCOs") as well as state Medicaid departments.

     NP Care, LLCs ("LLCs") are nursing home medical management systems. The LLCs nurse practitioner program provides onsite medical care by an Advanced Practice Registered Nurse ("APRN") under the oversight of the patient's individual physician to residents in nursing homes and assisted living facilities. The LLCs operate in the states of Connecticut, Florida, New Jersey, Ohio, Illinois, Tennessee and Massachusetts and are managed exclusively by ECI.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS (CONTINUED)

     GOING CONCERN / MANAGEMENT'S PLAN

     As shown in the accompanying condensed consolidated financial statements, the Company has sustained consolidated net losses for the six-month periods ended June 30, 2007 and 2006 of approximately $3,341,000 and $1,311,000, respectively. At December 31, 2006, the Company had a working capital deficiency of approximately $3,276,000, and has accumulated deficits of approximately $8,588,000 and $5,247,000 at June 30, 2007 and December 31, 2006, respectively. The report of our independent registered accounting firm as of and for the year ended December 31, 2006 contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses. During the first quarter of 2007, the Company raised approximately $2.2 million through the issuance of common stock and approximately $1.7 million of the convertible debenture notes were converted into common stock at a ratio of 1:1 resulting in the issuance of an additional 1,708,000 shares of common stock. During the second quarter of 2007, the Company raised approximately $5.6 million through the issuance of common stock. As a result of the Company's capital raising efforts, the Company had working capital of approximately $2.3 million at June 30, 2007.

     The cumulative losses to date are largely a result of business development and start up costs associated with expanding the Company's operations to nine states, largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company's expansion. During 2007, the Company was successful in securing new contracts with McKesson Corporation (McKesson) and with Health Insurance Plan of Greater New York (HIP). Combined these contracts provide the Company with the opportunity to enroll up to 18,000 members generating revenue on a per member per month basis over a three year period.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION

     The Company's revenue includes fees for service revenue and revenue from capitated contracts. Net patient service revenue consists of the following components for the six and three month periods ended June 30, 2007 and 2006:

                                         SIX MONTHS ENDED            THREE MONTHS ENDED
                                         ----------------            ------------------
                                   JUNE 30, 2007  JUNE 30, 2006  JUNE 30, 2007  JUNE 30, 2006
                                   -------------  -------------  -------------  -------------
Gross patient

       service revenue             $ 4,282,397    $ 2,963,137    $ 2,281,644    $ 1,505,580

Less : provision for contractual

       allowances                   (1,319,905)      (849,040)      (744,113)      (441,918)
                                   --------------------------    --------------------------
Net patient service revenue          2,962,492      2,114,097      1,537,531      1,063,662

Capitated contract revenue           1,987,949        524,700      1,214,939        258,300

                                   --------------------------    --------------------------
Total Revenue                      $ 4,950,441      2,638,797    $ 2,752,470    $ 1,321,962
                                   ==========================    ==========================

     Revenue from nurse practitioner services is substantially collected through billings to a patient's respective insurance carrier, health maintenance organization, Medicare and Medicaid. Payments from these sources are generally based on prospectively determined rates that vary according to a classification system based on clinical, diagnostic and other factors and are substantially below established rates. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a substantial portion of the Company's total net revenues and receivables reported in the accompanying condensed consolidated financial statements are recorded at the amount ultimately expected to be received from these payors. Net revenues from fee for service patients are recorded in the month the service is provided to patients.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION (CONTINUED)

     historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled and the aggregate impact of these resulting adjustments were not significant to the Company's operations for the six months ended June 30, 2007 and 2006. Further, the Company does not expect the reasonably possible effects of a change in estimate related to unsettled June 30, 2007 contractual allowance amounts from Medicaid and third-party payors to be significant to its future operating results and consolidated financial position. Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month.

     INCOME TAXES

     The Company accounts for income taxes following the asset and liability method in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 109, "ACCOUNTING FOR INCOME TAXES." Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's income tax returns are prepared on the tax basis of accounting. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a result of adopting FIN No. 48 and there is no interest or penalties accrued as management believes the Company has no uncertain tax positions at June 30, 2007.

     The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES (CONTINUED)

     connection with income taxes. The periods from 2003-2006 remain open to examination by the I.R.S. and state authorities.

     EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") is computed dividing the net income
     (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method), and convertible preferred stock and debt (using the "if-converted" method), unless their effect on net income (loss) per share is antidilutive. Under the "if-converted" method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income
     (loss) per share is antidilutive  and, as such,  basic and diluted earnings
     (loss) per share are the same for the six months ended June 30, 2007 and 2006.


3.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalized software development costs as of June 30, 2007 and December 31, 2006 are summarized as follows:

                                                         2007           2006
                                                         ----           ----
        Capitalized software development costs       $ 2,017,692    $ 1,486,584
        Less: accumulated amortization                  (277,493)      (175,857)
                                                     --------------------------
                                                     $ 1,740,199    $ 1,310,727
                                                     ==========================

     Amortization expense related to capitalized software development costs for the six months ended June 30, 2007 and 2006 totaled approximately $102,000 and $57,000, respectively, for the three months ended June 30, 2007 and 2006 amortization expense totaled approximately $57,000 and $54,000 respectively.

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

     The term of the debentures was 18 months from the date of issuance. In lieu of interest, the Company issued 1,257,985 shares of its common stock to the holders of the convertible debentures which was treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $202,678, which was determined using fair value interest rates for similar types of underlying instruments. The unamortized balance of the discount at June 30, 2007 and December 31, 2006 was $-0- and $35,429, respectively. Amortization of the discount for the six months ended June 30, 2007 and 2006 was $35,429 and $67,559, respectively, amortization of the discount for the three months ended June 30, 2007 and 2006 was -0- and $33,779 respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations.

     HCI incurred $76,858 in legal, financing and other costs in issuing these debentures. The costs were deferred and were being amortized over 18 months. The unamortized balance of deferred issuance costs at June 30, 2007 and December 31, 2006 was $-0- and $8,541, respectively. Amortization expense relating to deferred issuance costs totaled $8,541 and $25,619 for the six months ended June 30, 2007 and 2006, respectively, amortization expense relating to deferred issuance costs totaled $-0- and $12,810 for the three months ended June 30, 2007 and 2006 respectively.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

4.   CONVERTIBLE DEBENTURES (CONTINUED)

     On April 17, 2006, the Company closed on an additional convertible debenture note in the amount of $500,000. The terms of this note, with an existing stockholder, were identical to the 2005 convertible debentures. The total principal amount of the debentures of $500,000 was convertible into 500,000 shares of the Company's common stock. The conversion price of the debentures was equal to 50% of the market price of HCI's common stock on the day prior to conversion. In no circumstances could the conversion price be less than $.40 per share. The term of the debentures was 18 months from the date of issuance. In lieu of interest, the Company issued 500,000 shares of its common stock to the holders of the convertible debentures which were treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $141,348, which was determined using fair value interest rates for similar types of underlying instruments. The unamortized balance of the discount at June 30, 2007 and December 31, 2006 was $-0- and $101,615, respectively. Amortization of the discount for the six months ended June 30, 2007 and 2006 was $101,615 and $11,465, respectively, amortization of the discount for the three months ended June 30, 2007 and 2006 was $11,465 and -0- respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations.

     HCI incurred $60,045 in legal, financing and other costs issuing these debentures. The costs have been deferred and are being amortized over 18 months. The unamortized balance of deferred issuance costs at June 30, 2007 and December 31, 2006 was $-0- and $42,864, respectively. Amortization expense relating to the deferred issuance costs totaled $42,864 and $5,171 for the six months ended June 30, 2007 and 2006, respectively, amortization expense relating to the deferred issuance costs totaled -0- and $5,171 for the three months ended June 30, 207 and 2006 respectively and is included in the accompanying condensed consolidated statements of operations.

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

5.   STOCKHOLDERS' EQUITY (DEFICIT)

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

     During the first quarter of 2007, 1,350,000 shares of common stock and 1,300,000 warrants were issued through the PPM. The Company received $1,300,000 in cash for 1,300,000 shares, incurred cash issuance costs of $130,000, issued 50,000 shares of common stock, at $1.30 per share relating to legal services incurred with capital raising efforts and 300,000 warrants to purchase shares at $1.25 per share for non-cash issuance costs.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

5.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     PRIVATE PLACEMENT OFFERING (CONTINUED)

     During the first quarter of 2007, and in connection with the September 2006 PPM, the Company requested that 29 investors exercise their respective warrants and in return the Company offered the investors an additional two year warrant ("2007 Warrant") at an exercise price of $3.00 for every two warrants exercised from the September 2006 PPM. During the three months ended March 31, 2007, the Company received $1,187,500 upon the exercise of 950,000 of the September PPM warrants and issued warrants for an additional 475,000 shares of the Company's common stock to five (5) investors. The Company incurred cash issuance costs of $129,907 and non-cash issuance costs consisting of 300,000 warrants to purchase shares of the Company's common stock at $1.25. During the three months ended June 30, 2007 the Company received $687,500 upon the exercise of 550,000 of the September PPM warrants and issued warrants for an additional 275,000 shares of the Company's common stock to five (5) investors. The Company incurred cash issuance costs of $68,810 relating to this transaction. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

     During the second quarter of 2007, the Company sold to four (4) private investors a total of 1,666,667 shares of restricted common stock for aggregate net proceeds of $5,000,000. Additionally, the Company issued warrants to purchase 833,333 shares of common stock at a strike price of $4.00 to these same investors, the warrants are exercisable for a period of four (4) years. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

5.   STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

     COMMON STOCK ISSUED FOR CONSULTING SERVICES

     During the second quarter of 2007, the Company issued 30,000 shares of common stock, valued at $105,000 or $3.50 per share on the date of issuance, in exchange for consulting services. As a result of this transaction $105,000 was charged to consulting expense and to capital as a non-cash event.

     WARRANTS

     A summary of warrant activity is as follows:


                                                   Weighted    Weighted Average
                                                 Average Price      Life
                               Warrants   Price                    (Years)
                             ------------       --------------------------------
     Balance January 1, 2007   1,956,400              1.25           2.0
                                                ================================

     Issued                      300,000   1.00       1.00           5.0
     Issued                    1,300,000   1.25       1.25           2.0
     Issued                      300,000   1.25       1.25           5.0
     Issued                      300,000   1.25       1.25           5.0
     Issued                      750,000   3.00       3.00           2.0
     Issued                      833,333   4.00       4.00           2.0
     Exercised                (1,500,000)  1.25       1.25          (2.0)

                             ------------       --------------------------------
     Balance June 30, 2007     4,239,733              2.08          2.64
                             ============       ================================

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

6.   COMMITMENTS

     CONSULTING AGREEMENTS

     During July 2005,  the Company  entered  into a Consulting  Agreement  with
     Strategic Growth International, Inc. ("SGI"), whereby SGI advised and assisted HCI in its efforts to raise capital and secure a public shell. During September 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI assisted HCI in determining a strategy to raise funds in the aggregate amount of $1,000,000 through a private placement of debt, equity or convertible securities. HCI agreed to pay an initial retainer of $50,000 for these services from the gross proceeds of offering. The Company also agreed to pay SGI a total consulting fee of 10% of the gross proceeds raised for the offering excluding the initial $50,000 retainer. The term of this agreement was for six months and expired March 25, 2007. During December of 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI assisted HCI in determining a strategy to raise funds in the aggregate amount of approximately $3,200,000 through a private placement of debt, equity or convertible securities. This amended agreement expired on May 31, 2007. The Company raised approximately $3,150,000 through this arrangement. A consulting fee of approximately $185,000 was charged to equity for the year ended December 31, 2006 and $50,000 was charged to deferred financing charges for the year ended December 31, 2006. During the first quarter of 2007, the Company raised approximately $1,300,000 additionally and incurred fees payable to SGI in the amount of approximately $130,000 in consulting fees which was charged to equity through May 31, 2007 (see Note 5).

     On February 1, 2007, the Company entered into a non-exclusive investor relations agreement with SGI, whereby SGI will provide investor relation services to the Company. The Company has agreed to pay SGI a monthly retainer in the amount of $9,000 during the period the agreement is in effect. The agreement may be cancelled by either party, without cause, upon providing written notice within 180 days of the intent to cancel. Additionally, upon successful completion of the current equity offering the Company agreed to issue and has issued to SGI warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $1.00 per share, the term of the warrant is five years. The warrants were valued by the Company using the Black Scholes model at $156,360. Consulting fee expense is recognized monthly over the six month agreement period. On June 1, 2007 the Company exercised its right to terminate this agreement and provided written notice of termination to SGI.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

6.   COMMITMENTS (CONTINUED)

     BUSINESS ADVISOR AGREEMENT

     In September 2005, the Company entered into an agreement ("Advisor Agreement") with an outside advisor whereby the advisor was engaged to provide advice to the Company as the Chairperson of its Business Advisory Board, assist in the development of the Business Advisory Board, and provide other services on behalf of the Company.

     The Advisor could have been issued contingent warrants to purchase up to 360,000 common shares of the Company at an exercise price of $1.25 per share upon the attainment of specified growth goals of the Business Advisory Board. As of June 30, 2007, no warrants had been earned in connection with the Advisor Agreement. On July 18, 2007, the Company exercised its right to terminate this agreement and provided written notice of termination to the Business Advisor.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

7.   BUSINESS SEGMENTS

     The Company's operations by business segment for the six and three months ended June 30, 2007 and 2006 were as follows:

        Professional Services                             SIX MONTHS ENDED                              THREE MONTHS ENDED
                                                          ----------------                              ------------------
                                                JUNE 30, 2007           JUNE 30, 2006          JUNE 30, 2007           JUNE 30, 2006
                                                -------------           -------------          -------------           -------------

Net Revenues                                    $ 3,021,696             $ 2,114,097            $ 1,596,735             $ 1,063,662
Operating Profit / (Loss)                        (1,332,218)                185,095               (977,277)               (123,836)
Identifiable Assets                             $ 1,156,597             $   454,813            $ 1,156,597             $   454,813

        Disease Management                                SIX MONTHS ENDED                              THREE MONTHS ENDED
                                                          ----------------                              ------------------
                                                JUNE 30, 2007           JUNE 30, 2006          JUNE 30, 2007           JUNE 30, 2006
                                                -------------           -------------          -------------           -------------

Net Revenues                                    $ 1,928,745             $   524,700             $ 1,155,735             $   258,300
Operating Profit / (Loss)                        (1,840,751)             (1,380,359)               (897,820)               (644,696)
Identifiable Assets                             $ 6,303,933             $ 1,283,241             $ 6,303,933             $ 1,283,241

                Total                                     SIX MONTHS ENDED                              THREE MONTHS ENDED
                                                          ----------------                              ------------------
                                                JUNE 30, 2007           JUNE 30, 2006          JUNE 30, 2007           JUNE 30, 2006
                                                -------------           -------------          -------------           -------------

Net Revenues                                    $ 4,950,441             $ 2,638,797             $ 2,752,470             $ 1,321,962
Operating Profit / (Loss)                       $(3,172,969)            $(1,195,264)            $(1,875,097)            $  (768,532)
Identifiable Assets                             $ 7,460,530             $ 1,738,054             $ 7,460,530             $ 1,738,054


8.   RISKS AND UNCERTAINTIES

     PATIENT SERVICE REVENUE

     Approximately 87% and 88% of net patient services revenue for the six months ended June 30, 2007 and 2006 respectively, was derived under federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

8.   RISKS AND UNCERTAINTIES (CONTINUED)

     MALPRACTICE INSURANCE

     The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the six months ended June 30, 2007 and 2006, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


         This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which was filed on April 2nd, 2007. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements for the years ended December 31, 2006 and 2005, together with notes thereto included on Form 10-KSB as filed on April 2nd 2007 and (2) our Registration Statement Form 10-SB, as such Registration Statement became effective on February 13th, 2007.

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

CORPORATE STRATEGY

         Our corporate strategy is to create scalable interventions which result in significant healthcare cost savings which drive our growth visibility and profitability.

          Management has retained an investment banking firm for the purpose of securing additional working capital, continued investment in information systems and the ongoing execution of its growth plans. The cumulative losses to date are largely a result of business development and start up costs associated with expanding the Company's operations to nine states, largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company's expansion. During 2007, the Company was successful in securing new contracts with McKesson Corporation (McKesson) and with Health Insurance Plan of Greater New York (HIP). Combined, these contracts provide us with the opportunity to enroll up to 18,000 members, generating revenue on a per member per month basis over a three year period. In October 2006, HCI entered into a Disease Management Services Agreement with Alere Medical, Inc. ("Alere"). Alere provides disease management tools, services and systems to payers which are designed to assist with and improve management of health care outcomes for patients. Alere has contracted with Tufts Health Plan ("Tufts") to provide disease management services in Massachusetts. Tufts provides various commercial and medicare health plans to members. ECI provides care management services to Tufts program participants in Massachusetts and Alere pays to ECI a per enrolled member per month fee which commenced February 1, 2007.

         In addition, the Company's contract with HealthSpring USA, LLC has been expanded from the initial 300 members in Tennessee to approximately 1,000 members.

RESULTS OF OPERATIONS

         The Company's focus for fiscal years 2003 through the second quarter of 2007 was to invest in the areas of IT/Systems building, clinical protocol training and development, human resource recruiting, training and development as well as marketing, business development expense and expansion into new markets. The Company has invested heavily in the development of its proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. Since the second half of 2005 the Company has also invested in additions to its management and systems infrastructure in anticipation of the rapid growth of its programs.

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

THREE AND SIX - MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues

         For the three months ended June 30, 2007, net revenue was $2,752,470, representing an increase of $1,430,508 (108%) as compared to the net revenue of $1,321,962 for the three months ended June 30, 2006. The increase is a result of growth from existing operations in the amount of $372,211 or 28% as compared to the second quarter of 2006 as well as $1,058,297 of revenue from new operations in the second quarter of 2007. During the second quarter of 2007, new NP Care operations generated $511,862 in revenue and new Easy Care operations generated $546,435 in revenue.

         For the six months ended June 30, 2007, net revenue was $4,950,441, representing an increase of $2,311,644 (88%) as compared to the net revenue of $2,638,797 for the six months ended June 30, 2006. The increase is a result of growth from existing operations in the amount of $608,790 or 23% as compared to the first six months of 2006 as well as $1,702,854 of revenue from new operations in the first six months of 2007. During the first six months of 2007, new NP Care operations generated $843,309 in revenue and new Easy Care operations generated $859,545 in revenue.


Cost of Net Revenue and Gross Profit

         For the three months ended June 30, 2007, cost of net revenue was $2,442,989, representing an increase of $1,365,915 (127%) as compared to the cost of net revenue of $1,077,074 for the three months ended June 30, 2006. The increase is a result of growth from existing operations in the amount of $497,522 or (46%) as compared to the second quarter of 2006 as well as $868,393 of cost of net revenue from new operations in the second quarter of 2007. During the second quarter of 2007, new NP Care operations generated $597,413 in net cost of revenue and new Easy Care operations generated $270,980 in net cost of revenue.

         For the six months ended June 30, 2007, cost of net revenue was $4,181,698, representing an increase of $2,211,625 (112%) as compared to the cost of net revenue of $1,970,073 for the six months ended June 30, 2006. The increase is a result of growth from existing operations in the amount of $979,896 or (50%) as compared to the first six months of 2006 as well as $1,231,729 of cost of net revenue from new operations in the first six months of 2007. During the first six months of 2007, new NP Care operations generated $873,403 in net cost of revenue and new Easy Care operations generated $358,326 in net cost of revenue.

         For the three months ended June 30, 2007, gross margin was $309,481 (11%) representing an increase of $64,593 (26%) as compared to the gross margin of $244,888 (18%) for the three months ended June 30, 2006. The increase is a result of growth from existing operations in the amount of $646,227 or (264%) as compared to the first six months of 2006 as well as ($336,746) of gross margin from new operations in the second quarter of 2007. During the second quarter of 2007, new NP Care operations generated ($270,201) in gross margin and new Easy Care operations generated $(66,545) in gross margin.

         For the six months ended June 30, 2007, gross margin was $768,743 (16%) representing an increase of $100,019 (15%) as compared to the gross margin of $668,724 (25%) for the six months ended June 30, 2006. The increase is a result of growth from existing operations in the amount of $564,094 or (84%) as compared to the first six months of 2006 as well as ($464,075) of gross margin from new operations in the first six months of 2007. During the first six months of 2007, new NP Care operations generated ($365,939) in gross margin and new Easy Care operations generated ($98,136) in gross margin. Start-up costs related to the expansion into new markets are reflected in the results of operations for the period .


Selling, General and Administrative (SG&A) Expense

         SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended June 30, 2007, total SG&A Expenses were $2,102,098 representing an increase of $1,148,770 (121%) as compared to the total SG&A Expenses of $953,328 for the three months ended June 30, 2006. For the six months ended June 30, 2007, total SG&A Expenses were $3,736,348 representing an increase of $1,987,816 (114%) as compared to the total SG&A Expenses of $1,748,532 for the six months ended June 30, 2006. The increases in both the three and six month periods of 2007 as compared to the comparable periods of 2006 is due to the increase in hiring of administrative and business development personnel.

         For the three months ended June 30, 2007, depreciation and amortization expense included in operating expenses was $82,480, representing an increase of $22,388 (37%), as compared to the total depreciation and amortization expense of $60,092 included in SG&A for the three months ended June 30, 2006. For the six months ended June 30, 2007, depreciation and amortization expense included in operating expenses was $205,364, representing an increase of $89,908 (78%), as compared to the total depreciation and amortization expense of $115,456 included in SG&A for the six months ended June 30, 2006.

Income (Loss) from operations

         For the three months ended June 30, 2007, we incurred a loss from operations of $1,875,097 representing an increase of $1,106,565 (144%) compared to a loss from operations of $768,532 for the three months ended June 30, 2006. For the six months ended June 30, 2007, we incurred a loss from operations of $3,172,969 representing an increase of $1,977,705 (166%) compared to a loss from operations of $1,195,264 for the six months ended June 30, 2006. We expect ongoing improvement to our results of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.


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

PLAN OF OPERATIONS - NP CARE

         We hope to achieve a growth rate of nine facilities per quarter over a period of four years in targeted markets. We anticipate growth will then slow down secondary to saturation of prime facilities, decreased availability of nurse practitioners and potential competition.

         We have established relationships with the key nursing home chains and we are successfully competing in the Connecticut, New Jersey, Ohio, Tennessee, Massachusetts and Illinois markets. We believe that our continued focus on excellence in customer service and delivering health outcomes will continue to position NP Care as the provider of choice.

NP Care's revenue streams include four channels:

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

     o State Medicaid Programs - our contract of March 2007 with McKesson represents capitated revenue on a per member per month basis for up to 8,000 Medicaid recipients in the State of Illinois.


LIQUIDITY AND CAPITAL RESOURCES

         As shown in the accompanying condensed consolidated financial statements, the Company has sustained consolidated net losses for the six-month periods ended June 30, 2007 and 2006 of approximately $3,341,000 and $1,311,000, respectively. At December 31, 2006, the Company had a working capital deficiency of approximately $3,276,000, and has accumulated deficits of approximately $8,588,000 and $5,247,000 at June 30, 2007 and December 31, 2006, respectively.
The report of our independent registered accounting firm as of and for the year ended December 31, 2006 contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

         Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses. During the first quarter of 2007, the Company raised approximately $2.2 million through the issuance of common stock and approximately $1.7 million of the convertible debenture notes were converted into common stock at a ratio of 1:1 resulting in the issuance of an additional 1,708,000 shares of common stock. During the second quarter of 2007, the Company raised approximately $5.6 million through the issuance of common stock. As a result of the Company's capital raising efforts, the Company had working capital of approximately $2.3 million at June 30, 2007.

         The cumulative losses to date are largely a result of business development and start up costs associated with expanding the Company's operations to nine states, largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company's expansion. During 2007, the Company was successful in securing new contracts with McKesson Corporation (McKesson) and with Health Insurance Plan of Greater New York (HIP). Combined these contracts provide the Company with the opportunity to enroll up to 18,000 members generating revenue on a per member per month basis over a three year period.

         We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible debentures and cash flows from operations. At June 30, 2007 and December 31, 2006, we had $3,736,338 and $151,534, respectively, in cash and cash equivalents. Operating activities for the six months ended June 30, 2007 used $3,576,975, representing an increase of $2,637,008 (281%) when compared to the cash used in operating activities of $939,967 for the six months ended June 31, 2006. This change is primarily due to the increased investment in building corporate infrastructure, start-up costs associated with new contracts, expansion into new markets and increased spending with respect to business development.

         During the second quarter of 2007, the Company sold to four (4) private investors a total of 1,666,667 shares of restricted common stock for aggregate net proceeds of $5,000,000. Additionally, the Company issued warrants to purchase 833,333 shares of common stock at a strike price of $4.00 to these same investors, the warrants are exercisable for a period of four (4) years. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

         During the first quarter of 2007, $1,707,985 of the outstanding $1,757,985 convertible debentures were converted into common stock at a ratio of one share per one dollar of debt resulting in a total issuance of common stock of 1,707,985 shares during the quarter. The remaining $50,000 of convertible debt was repaid on April 6, 2007.

         During the six month period ending June 30, 2007, and in connection with the September Offering, the Company requested that 29 investors exercise their respective warrants and in return the Company offered the investors an additional two year warrant ("2007 Warrant") at an exercise price of $3.00 for every two warrants exercised from the September Offering. During the six month period ending June 30, 2007, the Company received $1,875,000 upon the exercise of 1,500,000 of the September Offering warrants and has issued warrants for an additional 750,000 shares of the Company's common stock to Ten (10) September Offering investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

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

         The Company has incurred significant costs for the development of software for internal use. As of June 30, 2007 and December 31, 2006, the Company incurred $2,017,692 and $1,486,584 respectively, in capitalized software costs.

Accounts Receivable

         As of June 30, 2007 and December 31, 2006, the Company's accounts receivable aging by major payers was as follows:

JUNE 30, 2007                0 - 30             31 - 60             61 - 90              > 90              TOTAL
                    ---------------------------------------------------------------------------------------------------

Medicare                      492,747              69,923            38,462               55,740               656,872
Healthnet                      17,284               2,202             2,637                4,816                26,939
Medicaid                       32,652              16,481            16,106               45,125               110,363
Blue Cross                     12,526               3,370             3,456                4,380                23,732
Other Private                 300,129              19,277            14,169               17,135               350,710

                    ---------------------------------------------------------------------------------------------------
                              855,339             111,252            74,829              127,196             1,168,616
                    ===================================================================================================

DECEMBER 31, 2006            0 - 30             31 - 60             61 - 90              > 90              TOTAL
                    ---------------------------------------------------------------------------------------------------

Medicare                      181,598              12,376            11,007                7,693               212,674
Healthnet                      10,300                 540                78                  181                11,099
Medicaid                       12,752               1,933             1,092                6,531                22,308
Blue Cross                      7,880               2,608               604                1,480                12,572
Other Private                  45,407              11,553             5,419                9,790                72,169

                    ---------------------------------------------------------------------------------------------------
                              257,936              29,010            18,200               25,676               330,822
                    ===================================================================================================


         Receivables recorded at June 30, 2007 and December 31, 2006 consists primarily of fees for services to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by a third party billing company responsible for collecting amounts due.

         A significant portion of the Company's fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in the Company's consolidated financial statements for six months ended June 30, 2007 and the year ended December 31, 2006 are recorded at the amount ultimately expected to be received from these payers. For the six months ended June 30, 2007 and the year ended December 31, 2006, there were $1,319,905 and $1,701,268, respectively, recorded as contractual allowances.

         Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management's expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any, are to be written off. For the six months ended June 30, 2007 and 2006, there were no bad debt direct write-offs recorded in the Company's results of operations.

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

         The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of June 30, 2007 are as follows:

                      2007                                   $   225,227
                      2008                                       412,343
                      2009                                       385,892
                      2010                                       116,717
                      2011                                        23,753
                                                           -------------
                  Total minimum lease payments               $ 1,163,932
                                                           =============

CONSULTING AGREEMENTS

         During July 2005, the Company entered into a Consulting Agreement with Strategic Growth International, Inc. ("SGI"), whereby SGI advised and assisted HCI in its efforts to raise capital and secure a public shell. During September 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI assisted HCI in determining a strategy to raise funds in the aggregate amount of $1,000,000 through a private placement of debt, equity or convertible securities. HCI agreed to pay an initial retainer of $50,000 for these services from the gross proceeds of offering. The Company also agreed to pay SGI a total consulting fee of 10% of the gross proceeds raised for the offering excluding the initial $50,000 retainer. The term of this agreement was for six months and expired March 25, 2007. During December of 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI assisted HCI in determining a strategy to raise funds in the aggregate amount of approximately $3,200,000 through a private placement of debt, equity or convertible securities. This amended agreement expired on May 31, 2007. The Company raised approximately $3,150,000 through this arrangement. A consulting fee of approximately $185,000 was charged to equity for the year ended December 31, 2006 and $50,000 was charged to deferred financing charges for the year ended December 31, 2006. During the first quarter of 2007, the Company raised approximately $1,300,000 additionally and incurred fees payable to SGI in the amount of approximately $130,000 in consulting fees which was charged to equity through May 31, 2007.

         On February 1, 2007, the Company entered into a non-exclusive investor relations agreement with SGI, whereby SGI will provide investor relation services to the Company. The Company has agreed to pay SGI a monthly retainer in the amount of $9,000 during the period the agreement is in effect. The agreement may be cancelled by either party, without cause, upon providing written notice within 180 days of the intent to cancel. Additionally, upon successful completion of the current equity offering the Company agreed to issue and has issued to SGI warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $1.00 per share, the term of the warrant is five years. The warrants were valued by the Company using the Black Scholes model at $156,360. Consulting fee expense is recognized monthly over the six month agreement period. On June 1, 2007 the Company exercised its right to terminate this agreement and provided written notice of termination to SGI.

LEASE OF FACILITY FOR CORPORATE HEADQUARTERS

         On August 3, 2007 the Company entered into a sublease agreement for approximately 13,000 square feet of office space to be used as Corporate Headquarters. The lease term expires in January of 2010 and calls for annual lease payments of approximately $135,000 dollars for the term of the lease.

TERMINATION OF BUSINESS ADVISOR AGREEMENT

         On July 18, 2007 the Company exercised its right to terminate the Business Advisor Agreement "Advisor Agreement" that was entered into during September of 2005. As of June 30, 2007 no warrants were earned, or issued, to the Advisor under the terms of the agreement.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of SFAS 115" ("SFAS 159"). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. In addition, SFAS 159 includes an amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities, and applies to all entities with available-for-sale and trading securities. The Company will be adopting SFAS 159 in the first quarter of fiscal 2008.

ITEM 3. CONTROLS AND PROCEDURES.

         Our President and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

         The Certifying Officers have designed such disclosure controls and procedures as defined under Rule 13a-13(e) promulgated under the Securities and Exchange Act of 1934, as amended, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Certifying Officers have evaluated, as of the end of the period covered by this report, the effectiveness of the Company's disclosure controls and procedures and based on this evaluation, have concluded that the Company's disclosure controls and procedures are effective.

         There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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

         During the second quarter of 2007, the Company sold to four (4) private investors a total of 1,666,667 shares of restricted common stock for aggregate net proceeds of $5,000,000. Additionally, the Company issued warrants to purchase 833,333 shares of common stock at a strike price of $4.00 to these same investors, the warrants are exercisable for a period of four (4) years. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

     In September 2006 through March 2007, we sold 3,256,400 shares of our common stock for $3,256,400 to 15 investors. In addition to the shares of our common stock, we issued warrants to purchase 3,256,400 shares of our common stock to these investors. In March of 2007 we sold 950,000 shares of our common stock for $1,187,500 to five investors, in April of 2007 we sold 550,000 shares of our common stock for $687,500 to five investors. The 1,500,000 shares purchased in March and April of 2007 were exercises of the warrants issued in connection with the September 2006 Offering. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

     On July 11, 2006, we issued a convertible promissory note to the Rubin Family Irrevocable Stock Trust in the principal face amount of $200,000, to be funded $100,000 upon issuance of the note and $100,000 on August 11, 2006. The convertible debentures are convertible only if the amount owing thereunder are not repaid. The holders of such note represented in writing that it was an accredited investor and acquired the securities for its own account. On October 10, 2006, the Company paid the Rubin Family Irrevocable Stock Trust $203,812 in full satisfaction of the principal and accrued interest on the note. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

     In June, 2006 the Company sold a total of 142,669 shares of restricted common stock to several of its key managers for aggregate net proceeds of $107,000 and warrants were exercised by a shareholder with the Company realizing $500,000 in net proceeds. These proceeds were applied to an outstanding note payable to the same shareholder in the amount of $500,000.

     In June 2005 through April 2006, we sold approximately $1,757,985 in principal amount of convertible debentures to 18 investors. In addition to the convertible debentures, we issued 1,757,985 shares of our common stock to these investors. The holders of such notes and common stock represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         There were no matters required to be disclosed on a current report on Form 8-K during the period covered by this report that were not so disclosed.

         There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last disclosed these procedures.

         On June 29, 2007 the Company filed form SB-2 registering 14,154,200 shares of its common stock. As of August 9, 2007 the filing has not been declared effective by the Securities and Exchange Commission. This SB-2 related to the resale of up to 14,154,200 shares of our common stock, par value $0.001 per share issuable to the person and entities named therein (the "Selling Securityholders") and consists of: (i) 9,914,467 shares of our common stock;
(ii) up to 2,356,400 shares of common stock issuable upon exercise of warrants at $1.25 per share; (iii) up to 750,000 shares of common stock issuable upon exercise of warrants at $3.00 per share; (iv) up to 833,333 shares of common stock issuable upon exercise of warrants at $4.00 per share; and (v) up to 300,000 shares of common stock issuable upon exercise of warrants at $1.00 per share. The Selling Securityholders may sell their respective common stock from time to time at prevailing market prices.

ITEM 6. EXHIBTS

A. Exhibits:

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

------
*Filed herewith.




                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HC Innovation, Inc.


Date: August 10, 2007       By:       /s/ David Chess, MD
                                      ------------------------------
                                      David Chess
                                      Title Chief Executive Officer, President
                                      and Director


                            HC Innovation, Inc.


Date: August 10, 2007       By:       /s/ Jeffrey L. Zwicker
                                      ----------------------
                                      Jeffrey L. Zwicker
                                      Title Chief Financial and Principal
                                      Accounting Officer