Form 10QSB
period 2007-09-30
HC Innovations, Inc.
filed 2007-11-14
CIK 1370512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED - SEPTEMBER 30, 2007

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

                     (Address of Principal Executive Office)

                                 (203) 925-9600

                           (Issuer's telephone number)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

      Indicate by check mark whether registrant is a shell company (as defined by Rule12b-2 of the Exchange Act). YES [ ] NO [X]

      Number of shares outstanding of the issuer's class of common equity, as of November 14, 2007. 38,600,407.

      Transitional Small Business Disclosure Format: Yes [ ] No [x]

                              HC INNOVATIONS, INC.
                                AND SUBSIDIARIES
               FOR 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2007



                                TABLE OF CONTENTS

                                                                            Page

PART I - Financial Information

Item 1. FINANCIAL STATEMENTS.                                                  1
        --------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.            21
        ---------------------------------------------------------

Item 3A (T). CONTROLS AND PROCEDURES.                                         33
             ------------------------




PART II - Other Information

Item 1. LEGAL PROCEEDINGS.                                                    34
        ------------------

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.          34
        -----------------------------------------------------------

Item 3. DEFAULTS UPON SENIOR SECURITIES.                                      35
        --------------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                  35
        ---------------------------------------------------

Item 5. OTHER INFORMATION.                                                    35
        -----------------

Item 6. EXHIBITS.                                                             36
        --------

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------------
                                                                     September 30, 2007   December 31, 2006
                                                                         (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents                                           $    669,939        $    151,534
     Accounts receivable, net of contractual allowances                     2,129,360             330,822
     Prepaid expenses                                                         391,394             142,274
                                                                         ------------        ------------
         Total current assets                                               3,190,693             624,630

Fixed assets, net                                                             809,007             292,435
Capitalized software development costs, net                                 1,997,661           1,310,727
Deferred issuance costs, net                                                       --              51,405
Security deposits and other, net                                               91,895              65,266
                                                                         ------------        ------------
              Total assets                                               $  6,089,256        $  2,344,463
                                                                         ============        ============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
     Lines of credit                                                     $    200,000        $    200,000
     Current portion of notes payable                                         892,545             441,139
     Current portion of capital lease obligations                             226,777              93,942
     Notes payable to vendors                                                 126,436              44,841
     Convertible debentures, net of discount                                       --           1,222,556
     Accounts payable                                                       2,262,773           1,498,216
     Accrued liabilities                                                      830,591             368,919
     Deferred revenue                                                              --              31,100
                                                                         ------------        ------------
         Total current liabilities                                          4,539,122           3,900,713

Notes payable, net of current portion                                           4,106              29,449
Capital lease obligations, net of current portion                             401,248             151,533
Convertible debentures, net of discount and current portion                        --             398,385
                                                                         ------------        ------------
              Total liabilities                                             4,944,476           4,480,080
                                                                         ------------        ------------

Stockholders' equity (deficit):
     Preferred stock, $.001 par value, 5,000,000 shares authorized                 --                  --
     Common stock, $.001 par value, 100,000,000 shares authorized              38,218              30,956
     Stock subscriptions receivable                                           (21,671)            (21,671)
     Additional paid-in capital                                            12,910,428           3,102,062
     Deficit                                                              (11,782,195)         (5,246,964)
                                                                         ------------        ------------
              Total stockholders' equity (deficit)                          1,144,780          (2,135,617)
                                                                         ------------        ------------
              Total liabilities and stockholders' equity (deficit)       $  6,089,256        $  2,344,463
                                                                         ============        ============


THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                               -----------------                      ------------------
                                                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006  SEPTEMBER 30, 2007    SEPTEMBER 30, 2006
                                                   ------------------   ------------------  ------------------    ------------------
 Net revenues                                          $  8,344,585        $  4,397,208        $  3,394,144        $  1,758,411

 Cost of services                                         7,986,938           3,244,957           3,805,240           1,274,884
 Selling, general and administrative expenses             6,394,770           2,746,812           2,658,422             998,280
 Depreciation and amortization                              312,817             184,293             107,453              68,837
                                                       ------------        ------------        ------------        ------------
                                                         14,694,525           6,176,062           6,571,115           2,342,001
                                                       ------------        ------------        ------------        ------------
          Loss from operations                           (6,349,940)         (1,778,854)         (3,176,971)           (583,590)

 Other income (expense)
      Interest income                                        48,614               2,353              20,466                   3
      Other expense                                            (690)              5,242                (890)             (1,148)
      Interest expense                                     (233,215)           (200,451)            (36,401)            (75,594)
                                                       ------------        ------------        ------------        ------------
                                                           (185,291)           (192,856)            (16,825)            (76,739)
                                                       ------------        ------------        ------------        ------------
          Loss before provision for income taxes         (6,535,231)         (1,971,710)         (3,193,796)           (660,329)

 Provision for income taxes                                      --                  --                  --                  --
                                                       ------------        ------------        ------------        ------------

 Net loss                                              $ (6,535,231)       $ (1,971,710)       $ (3,193,796)       $   (660,329)
                                                       ============        ============        ============        ============

Basic and diluted net loss per share                   $      (0.18)       $      (0.08)       $      (0.08)       $      (0.02)
                                                       ============        ============        ============        ============

Weighted average common shares outstanding               36,456,152          26,139,133          38,217,407          30,006,340
                                                         ==========          ==========          ==========          ==========


THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
  Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                     Common Stock
                                                                     ------------
                                                                                              Paid-In         Subscriptions
                                                              Shares Issued     Amount        Capital           Receivable
                                                              -------------     ------        -------           ----------
Balance, January 1, 2007                                        30,956,340   $     30,956   $  3,102,062    $    (21,671)

Common stock and warrants issued in connection with
  private placement, net of issuance costs (Note 5)              1,350,000          1,350      1,168,650              --

Common stock and warrants issued in connection with
  exercise of warrants, net of issuance costs (Note 5)             950,000            950      1,056,643              --

Common stock issued in connection with
  conversion of debentures (Note 4)                              1,708,000          1,708      1,706,277              --

Issuance of common stock (Note 5)                                1,006,400          1,007         (1,007)             --

Issuance of warrants in connection with
  consulting services (Note 6)                                          --             --        156,360              --

Issuance of common stock in connection with
  consulting services (Note 5)                                      30,000             30        104,970              --

Common stock and warrants issued in connection with
  exercise of warrants, net of issuance costs (Note 5)             550,000            550        618,140              --

Common stock and warrants issued in connection with
  private placement, net of issuance costs (Note 5)              1,666,667          1,667      4,998,333              --

Net loss                                                                --             --             --              --
                                                                ----------   ------------   ------------    ------------
Balance, September 30, 2007                                     38,217,407   $     38,218   $ 12,910,428    $    (21,671)
                                                                ==========   ============   ============    ============



                                                                                   Total
                                                                               Stockholders'
                                                                  Deficit    Equity (Deficit)
                                                                  -------    ----------------
Balance, January 1, 2007                                        $ (5,246,964)   $ (2,135,617)

Common stock and warrants issued in connection with
  private placement, net of issuance costs (Note 5)                       --       1,170,000

Common stock and warrants issued in connection with
  exercise of warrants, net of issuance costs (Note 5)                    --       1,057,593

Common stock issued in connection with
  conversion of debentures (Note 4)                                       --       1,707,985

Issuance of common stock (Note 5)

Issuance of warrants in connection with
  consulting services (Note 6)                                            --         156,360

Issuance of common stock in connection with
  consulting services (Note 5)                                            --         105,000

Common stock and warrants issued in connection with
  exercise of warrants, net of issuance costs (Note 5)                    --         618,690

Common stock and warrants issued in connection with
  private placement, net of issuance costs (Note 5)                       --       5,000,000

Net loss                                                          (6,535,231)     (6,535,231)
                                                                ------------    ------------
Balance, September 30, 2007                                     $(11,782,195)   $  1,144,780
                                                                ============    ============


THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                    SEPTEMBER 30, 2007     SEPTEMBER 30, 2006
                                                                    ------------------     ------------------
Cash flows from operating activities:
     Net loss                                                          $(6,535,231)           $(1,971,710)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation and amortization                                 312,817                184,292
             Amortization of discount - convertible debentures             137,044                126,937
             Consulting services expense - warrants                        156,360                     --
             Consulting services expense - common stock                    105,000                     --
             Changes in operating assets and liabilities:
                (Increase) decrease in:
                    Accounts receivable                                 (1,798,538)              (278,619)
                    Prepaid expenses                                      (249,120)                  (428)
                    Security deposits and other                            (27,842)               (27,099)
                Increase (decrease) in:
                    Notes payable to vendors                                81,595               (147,266)
                    Accounts payable                                       764,557                758,986
                    Accrued liabilities                                    461,672                176,777
                    Deferred revenue                                       (31,100)                43,700
                                                                       -----------            -----------
Net cash used in operating activities                                   (6,622,786)            (1,134,430)
                                                                       -----------            -----------

Cash flow from investing activities:
     Purchases of fixed assets, net                                       (138,806)               (79,749)
     Expenditures for capitalized software development costs              (845,958)              (364,598)
                                                                       -----------            -----------
Net cash used in investing activities                                     (984,764)              (444,347)
                                                                       -----------            -----------

Cash flows from financing activities:
     Proceeds from issuance of convertible debentures                           --                500,000
     Proceeds from issuance of common stock, net                         7,846,284                107,002
     Proceeds from notes payable                                           450,000                520,000
     Proceeds from notes payable - related party                                --                200,000
     Deferred issuance costs paid                                               --                (10,045)
     Payments on convertible debentures                                    (50,000)                    --
     Payments on notes payable                                             (23,937)               (22,467)
     Payments on line of credit                                                 --                (10,122)
     Payments on capital lease obligations                                 (96,392)               (60,961)
                                                                       -----------            -----------
Net cash provided by financing activities                                8,125,955              1,223,407
                                                                       -----------            -----------

Net increase (decrease) in cash and cash equivalents                       518,405               (355,370)

Cash and cash equivalents - beginning of period                            151,534                435,375
                                                                       -----------            -----------
Cash and cash equivalents - end of period                              $   669,939            $    80,005
                                                                       ===========            ===========

Supplemental cash flow information: Cash paid during the year for:
         Interest                                                      $    62,242            $    58,576
                                                                       ===========            ===========
     Noncash investing and financing activities:
         Common stock issued in connection with exercise of warrants
             and satisfaction of note payable - related party          $        --            $   500,000
                                                                       ===========            ===========
         Discount on convertible debentures                            $        --            $   141,348
                                                                       ===========            ===========
         Computer equipment acquired through capital lease             $   478,942            $    59,834
                                                                       ===========            ===========
         Capitalized software acquired through capital lease           $        --            $   114,718
                                                                       ===========            ===========
         Common stock issued in connection with conversion
             of convertible debentures                                 $ 1,707,985            $        --
                                                                       ===========            ===========


THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB, Regulation S-B, and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

     NP Care, LLCs ("LLCs") are nursing home medical management systems. The LLCs care program provides onsite medical care by Physicians ("MD's") and Advanced Practice Registered Nurse ("APRN") under the oversight of the patients' individual physician to residents in nursing homes and assisted living facilities. The LLCs operate in the states of Connecticut, Florida, New Jersey, Ohio, Illinois, Tennessee and Massachusetts and are managed exclusively by ECI.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

1.   NATURE OF OPERATIONS (CONTINUED)

     GOING CONCERN / MANAGEMENT'S PLAN

     As shown in the accompanying condensed consolidated financial statements, the Company has sustained a consolidated net loss for the nine-month period ended September 30, 2007 of approximately $6.5. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficits and stockholders' equity (deficit) at September 30, 2007 and December 31, 2006 respectively.

                                   September 30, 2007          December 31, 2006

 Working capital (deficit)             $  (1.3)                     $ (3.3)

 Accumulated deficits                  $ (11.8)                     $ (5.2)

 Stockholders' equity (deficit)        $   1.1                      $ (2.1)

     The report of our independent registered accounting firm as of and for the year ended December 31, 2006 contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses. During the first quarter of 2007, the Company raised approximately $2.2 million through the issuance of common stock and approximately $1.7 million of the convertible debenture notes were converted into common stock at a ratio of 1:1 resulting in the issuance of an additional 1,708,000 shares of common stock. During the second quarter of 2007, the Company raised approximately $5.6 million through the issuance of common stock. During the third quarter of 2007 the Company borrowed $450,000 from four existing shareholders including $50,000 from its CEO. These notes have maturity dates of December 31, 2007 and carry interest rates of 10% with interest accruing monthly.

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

     In states where ECI is not permitted to directly own a medical operation due to corporate practice of medicine laws in those states, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, ECI conducts business through Limited Liability Companies (LLCs) that it controls, and it is these affiliated LLCs that employ Advanced Practice Registered Nurses ("APRNs") and Physicians ("MDs") who practice medicine. In such states, ECI generally enters into exclusive long-term management services agreements with the LLCs that operate the medical operations that restricts the member(s) of the affiliated LLCs from transferring their ownership interests in the affiliated LLCs and otherwise provides ECI or its designee with a controlling voting or financial interest in the affiliated LLCs and their operations.

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

     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period's presentation.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION

     The Company's revenue includes fees for service revenue and revenue from capitated contracts. Net revenue consists of the following components for the nine and three month periods ended September 30, 2007 and 2006:

                                            NINE MONTHS ENDED                        THREE MONTHS ENDED
                                            -----------------                        ------------------
                                 September 30, 2007   September 30, 2006   September 30, 2007   September 30, 2006
Gross patient service revenue        $ 7,505,875         $ 4,639,539          $ 3,164,274          $ 1,676,403
Less: provision for contractual
      allowances                      (2,402,579)         (1,329,530)          (1,082,674)            (480,491)
                                     -----------         -----------          -----------          -----------
Net patient service revenue            5,103,296           3,310,009            2,081,600            1,195,912
Capitated contract revenue             3,241,289           1,087,199            1,312,544              562,499
                                     -----------         -----------          -----------          -----------
Total revenue                        $ 8,344,585         $ 4,397,208          $ 3,394,144          $ 1,758,411
                                     ===========         ===========          ===========          ===========

     Revenue from APRN and MD services are generated from billings to a patient's respective insurance carrier, health maintenance organization, Medicare and Medicaid. Payments from these sources are generally based on prospectively determined rates that vary according to a classification system based on clinical, diagnostic and other factors and are substantially below established rates. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain service revenues and receivable balances in the month service is provided and revenue is recognized, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a substantial portion of the Company's total net revenues and receivables reported in the accompanying condensed consolidated financial statements are recorded at the amount ultimately expected to be received from these payors. Net revenues from fee for service patients are recorded in the month service is provided by credentialed practitioners.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION (CONTINUED)

     historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled and the aggregate impact of these resulting adjustments were not significant to the Company's operations for the nine months ended September 30, 2007 and 2006. Further, the Company does not expect the reasonably possible effects of a change in estimates related to unsettled September 30, 2007 contractual allowance amounts from Medicare, Medicaid and other third-party payors to be significant to its future operating results and consolidated financial position. Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month.

     INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. "109" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a result of adopting FIN No. 48 and there is no interest or penalties accrued as management believes the Company has no uncertain tax positions at September 30, 2007.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share ("EPS") is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method), and convertible preferred stock and debt (using the "if-converted" method), unless their effect on net income (loss) per share is antidilutive. Under the "if-converted" method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income
     (loss) per share is antidilutive  and, as such,  basic and diluted earnings
     (loss) per share are the same for the nine months ended September 30, 2007 and 2006.


3.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalized software development costs as of September 30, 2007 and December 31, 2006 are summarized as follows:

                                       September 30, 2007     September 30, 2006
Capitalized software
  development costs                         $ 2,332,542           $ 1,486,584
Less: accumulated amortization                 (334,881)             (175,857)
                                            -----------           -----------
Net                                         $ 1,997,661           $ 1,310,727
                                            ===========           ===========

     Amortization expense related to capitalized software development costs for the nine and three month periods ended September 30, 2007 and 2006 are summarized as follows:

                        Nine Months ended                Three Months ended
                 September 30,   September 30,     September 30,   September 30,
                     2007             2006              2007           2006

Amortization
  expense          $159,024        $90,319           $57,388         $32,958

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

     The term of the debentures was 18 months from the date of issuance. In lieu of interest, the Company issued 1,257,985 shares of its common stock to the holders of the convertible debentures which was treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $202,678, which was determined using fair value interest rates for similar types of underlying instruments. The unamortized balance of the discount at September 30, 2007 and December 31, 2006 was $-0- and $35,429, respectively. Amortization of the discount, which as been included in interest expense in the accompanying condensed consolidated statements of operations, for the nine and three month periods ended September 30, 2007 and 2006 is as follows:

                        Nine Months ended                Three Months ended
                 September 30,   September 30,     September 30,   September 30,
                     2007             2006              2007           2006

Amortization of
  discount         $35,429         $101,337            $ --         $33,779


     HCI incurred $76,858 in legal, financing and other costs in issuing these debentures. The costs were deferred and were being amortized over 18 months. The unamortized balance of deferred issuance costs at September 30, 2007 and December 31, 2006 was $-0- and $8,541, respectively. Amortization expense of the deferred issuance costs for the nine and three month periods ended September 30, 2007 and 2006, is as follows:

                        Nine Months ended                Three Months ended
                 September 30,   September 30,     September 30,   September 30,
                     2007             2006              2007           2006

Amortization
  of deferred
  issuance costs     $8,541          $38,429            $ --         $12,810

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

     4.  CONVERTIBLE DEBENTURES (CONTINUED)

     On April 17, 2006, the Company closed on an additional convertible debenture note in the amount of $500,000. The terms of this note, with an existing stockholder, were identical to the 2005 convertible debentures. The total principal amount of the debentures of $500,000 was convertible into 500,000 shares of the Company's common stock. The conversion price of the debentures was equal to 50% of the market price of HCI's common stock on the day prior to conversion. In no circumstances could the conversion price be less than $.40 per share. The term of the debentures was 18 months from the date of issuance. In lieu of interest, the Company issued 500,000 shares of its common stock to the holders of the convertible debentures which were treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $141,348, which was determined using fair value interest rates for similar types of underlying instruments. The unamortized balance of the discount at September 30, 2007 and December 31, 2006 was $-0- and $101,615, respectively. Amortization of the discount, which has been included in interest expense in the accompanying condensed consolidated statements of operations, for the nine and three month periods ended June 30, 2007 and 2006 is as follows:

                        Nine Months ended                Three Months ended
                 September 30,   September 30,     September 30,   September 30,
                     2007             2006              2007           2006

Amortization of
  discount         $101,615         $25,600            $ --         $14,133


     HCI incurred $60,045 in legal, financing and other costs issuing these debentures. The costs have been deferred and are being amortized over 18 months. The unamortized balance of deferred issuance costs at September 30, 2007 and December 31, 2006 was $-0- and $42,864, respectively. Amortization expense of the deferred issuance for the nine and three month periods ended September 30, 2007 and 2006 is as follows:

                        Nine Months ended                Three Months ended
                 September 30,   September 30,     September 30,   September 30,
                     2007             2006              2007           2006

Amortization
  of deferred
  issuance costs     $42,864          $11,176            $ --         $6,005

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

5.   STOCKHOLDERS' EQUITY (DEFICIT)

     PRIVATE PLACEMENT OFFERING

     During the first quarter of 2007, 1,350,000 shares of common stock and 1,300,000 warrants were issued through the Company's September 25, 2006 Private Placement Offering Memorandum ("PPM"). The Company received $1,300,000 in cash for 1,300,000 shares, incurred cash issuance costs of $130,000, issued 50,000 shares of common stock, at $1.30 per share relating to legal services incurred with capital raising efforts and 300,000 warrants to purchase shares at $1.25 per share for non-cash issuance costs.

     During the first quarter of 2007, and in connection with the September 2006 PPM, the Company requested that 29 investors exercise their respective warrants and in return the Company offered the investors an additional two year warrant ("2007 Warrant") at an exercise price of $3.00 for every two warrants exercised from the September 2006 PPM. During the three months ended March 31, 2007, the Company received $1,187,500 upon the exercise of 950,000 of the September 2006 PPM warrants and issued warrants for an additional 475,000 shares of the Company's common stock to five (5)
     investors. The Company incurred cash issuance costs of $129,907 and non-cash issuance costs consisting of 300,000 warrants to purchase shares of the Company's common stock at $1.25. During the three months ended June 30, 2007 the Company received $687,500 upon the exercise of 550,000 of the September 2006 PPM warrants and issued warrants for an additional 275,000 shares of the Company's common stock to five (5) investors. The Company incurred cash issuance costs of $68,810 relating to this transaction. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

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

     WARRANTS

     A summary of warrant activity is as follows:

                                                                                             Weighted
                                                                          Weighted         Average Life
                                          Warrants          Price      Average Price          (Years)
                                        -------------                 ----------------   ----------------
Balance January 1, 2007                    1,956,400                        1.25                2.0
                                                                            ====               ====

Issued                                       300,000         1.00           1.00                5.0
Issued                                     1,300,000         1.25           1.25                2.0
Issued                                       300,000         1.25           1.25                5.0
Issued                                       300,000         1.25           1.25                5.0
Issued                                       750,000         3.00           3.00                2.0
Issued                                       833,333         4.00           4.00                2.0
Exercised                                 (1,500,000)        1.25           1.25                2.0
                                           ---------                        ----               ----
Balance September 30, 2007                 4,239,733                        2.08               2.64
                                           =========                        ====               ====

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

6.   COMMITMENTS

     CONSULTING AGREEMENTS

     During July 2005,  the Company  entered  into a Consulting  Agreement  with
     Strategic Growth International, Inc. ("SGI"), whereby SGI advised and assisted HCI in its efforts to raise capital and secure a public shell. During September 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI assisted the Company in determining a strategy to raise funds in the aggregate amount of $1,000,000 through a private placement of debt, equity or convertible securities. The Company agreed to pay an initial retainer of $50,000 for these services from the gross proceeds of offering. The Company also agreed to pay SGI a total consulting fee of 10% of the gross proceeds raised for the offering excluding the initial $50,000 retainer. The term of this agreement was for six months and expired March 25, 2007. During December of 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI assisted HCI in determining a strategy to raise funds in the aggregate amount of approximately $3,200,000 through a private placement of debt, equity or convertible securities. This amended agreement expired on May 31, 2007. The Company raised approximately $3,150,000 through this arrangement. A consulting fee of approximately $185,000 was charged to equity for the year ended December 31, 2006 and $50,000 was charged to deferred financing charges for the year ended December 31, 2006. During the first quarter of 2007, the Company raised approximately $1,300,000 additionally and incurred fees payable to SGI in the amount of approximately $130,000 in consulting fees which was charged to equity through May 31, 2007 (see Note 5).

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

6.   COMMITMENTS (CONTINUED)

     BUSINESS ADVISOR AGREEMENT

     In September 2005, the Company entered into an agreement (the "Advisor Agreement") with an outside advisor whereby the advisor was engaged to provide advice to the Company as the Chairperson of its Business Advisory Board, assist in the development of the Business Advisory Board, and provide other services on behalf of the Company.

     The Advisor could have been issued contingent warrants to purchase up to 360,000 common shares of the Company at an exercise price of $1.25 per share upon the attainment of specified growth goals of the Business Advisory Board. On July 18, 2007, the Company exercised its right to terminate this agreement and provided written notice of termination to the Business Advisor. No warrants had been earned in connection with the Advisor Agreement.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------


7.  BUSINESS SEGMENTS

    The Company's operations by business segment for the nine and three months ended September 30, 2007 and 2006 were as follows:

                                      Nine Months ended                    Three Months ended
                                September 30,     September 30,      September 30,      September 30,
                                    2007              2006               2007               2006
    PROFESSIONAL SERVICES

Net Revenues                    $ 5,103,296        $ 3,310,009        $ 2,081,600        $ 1,195,912
Operating Profit / (Loss)        (2,171,123)           377,919           (838,905)           191,946
Identifiable Assets             $ 1,665,424        $   659,817        $ 1,665,424        $   659,817

     DISEASE MANAGEMENT

Net Revenues                    $ 3,241,289        $ 1,087,199        $ 1,312,544        $   562,499
Operating Profit / (Loss)        (4,178,817)        (2,155,895)        (2,338,066)          (775,536)
Identifiable Assets             $ 4,421,513        $ 1,563,941        $ 4,421,513        $ 1,563,941

            TOTAL

Net Revenues                    $ 8,344,585        $ 4,397,208        $ 3,394,144        $ 1,758,411
Operating Profit / (Loss)        (6,349,940)        (1,778,854)        (3,176,971)          (583,590)
Identifiable Assets             $ 6,086,937        $ 2,223,758        $ 6,086,937        $ 2,223,758


8.   RISKS AND UNCERTAINTIES

     PATIENT SERVICE REVENUE

     Approximately 87% and 86% of net patient services revenue for the nine months ended September 30, 2007 and 2006 respectively, was derived under federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------


8.   RISKS AND UNCERTAINTIES (CONTINUED)

     MALPRACTICE INSURANCE

     The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the nine months ended September 30, 2007 and 2006, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

9.   SUBSEQUENT EVENTS

     COMMON STOCK SALE

     During October of 2007, the Company sold to one (1) private investor a total of 250,000 shares of restricted common stock for aggregate net proceeds of $500,000. The investor represented in writing that it was an accredited investor and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

     In addition to the sale of restricted stock to the above mentioned investor, the Company entered into a one-year consulting agreement with this investor. As compensation for the services to be rendered the Company agreed to, and has, issued 133,000 shares of restricted common stock.

     DEBT SECURITIES

     During October of 2007, the Company issued two promissory notes each in the amount of $500,000 resulting in total net proceeds of $1,000,000. The Company anticipates the principal and interest under these notes will be converted to a subsequent offering of its debt securities. However the Company can give no assurance that these notes will be converted and the subsequent debt offering will be consummated.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------


9.   SUBSEQUENT EVENTS (CONTINUED)

     LEASE TERMINATION

     On October 1, 2007 the Company terminated its existing sublease for the office being used as Corporate Headquarters. The termination will be effective on November 30, 2007.

     LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings and is subject to certain lawsuits and compliance regulations in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that the resolution will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


     This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in our Form 10-KSB as filed with the Securities and Exchange Commission (the "Commission") on April 2, 2007. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements for the years ended December 31, 2006 and 2005, together with notes thereto included on Form 10-KSB as filed with the Commission on April 2, 2007 and (2) our Amended Registration Statement on Form SB-2A, filed with the Commission October 12, 2007.

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

     Management has retained an investment banking firm for the purpose of securing additional working capital, continued investment in information systems and the ongoing execution of its growth plans. The cumulative losses to date are largely a result of business development and start up costs associated with expanding the Company's operations to nine states, largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company's expansion. During 2007, the Company was successful in securing new contracts with McKesson Corporation ("McKesson") and with Health Insurance Plan of Greater New York (HIP). Combined, these contracts provide us with the opportunity to enroll up to 18,000 members, generating revenue on a per member per month basis over a three year period. In October 2006, HCI entered into a Disease Management Services Agreement with Alere Medical, Inc. ("Alere"). Alere provides disease management tools, services and systems to payers which are designed to assist with and improve management of health care outcomes for patients. Alere has contracted with Tufts Health Plan ("Tufts") to provide disease management services in Massachusetts. Tufts provides various commercial and medicare health plans to members. ECI provides care management services to Tufts program participants in Massachusetts and Alere pays to ECI a per enrolled member per month fee which commenced February 1, 2007.

     In addition, the Company's contract with HealthSpring USA, LLC has been expanded from the initial 300 members in Tennessee to approximately 1,000 members.

RESULTS OF OPERATIONS

     The Company's focus for fiscal years 2003 through the third quarter of 2007 was to invest in the areas of IT/Systems building, clinical protocol training and development, human resource recruiting, training and development as well as marketing, business development expense and expansion into new markets. The Company has invested heavily in the development of its proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. Since the second half of 2005 the Company has also invested in additions to its management and systems infrastructure in anticipation of the rapid growth of its programs.

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

THREE AND NINE - MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues

     For the three months ended September 30, 2007, net revenue was $3,394,144, representing an increase of $1,635,733 or 93% as compared to the net revenue of $1,758,411 for the three months ended September 30, 2006. The increase is a result of growth from existing operations in the amount of $293,550 or 17% as compared to the third quarter of 2006 as well as $1,342,183 of revenue from new operations in the third quarter of 2007. During the third quarter of 2007, new NP Care operations generated $857,489 in revenue and new Easy Care operations generated $484,694 in revenue.

     For the nine months ended September 30, 2007, net revenue was $8,344,585, representing an increase of $3,947,377 or 90% as compared to the net revenue of $4,397,208 for the nine months ended September 30, 2006. The increase is a result of growth from existing operations in the amount of $902,340 or 21% as compared to the first nine months of 2006 as well as $3,045,037 of revenue from new operations in the first nine months of 2007. During the first nine months of 2007, new NP Care operations generated $1,700,798 in revenue and new Easy Care operations generated $1,344,239 in revenue.


Cost of Services and Gross Profit

     For the three months ended September 30, 2007, cost of services was $3,805,240, representing an increase of $2,530,356 or 198% as compared to the cost of services of $1,274,884 for the three months ended September 30, 2006. The increase is a result of growth from existing operations in the amount of $466,523 or 37% as compared to the third quarter of 2006 as well as $2,063,833 of cost of services from new operations in the third quarter of 2007. During the third quarter of 2007, new NP Care operations generated $963,335 in cost of services and new Easy Care operations generated $1,100,498 in cost of services.

     For the nine months ended September 30, 2007, cost of services was $7,986,938, representing an increase of $4,741,981 or 146% as compared to the cost of services of $3,244,957 for the nine months ended September 30, 2006. The increase is a result of growth from existing operations in the amount of $1,288,269 or 40% as compared to the first nine months of 2006 as well as $3,453,712 of cost of services from new operations in the first nine months of 2007. During the first nine months of 2007, new NP Care operations generated $1,836,738 in cost of services and new Easy Care operations generated $1,616,974 in cost of services.

     For the three months ended September 30, 2007, gross margin was ($411,096), (-12%) representing a decrease of $894,623 as compared to the gross margin of $483,527 (28%) for the three months ended September 30, 2006. The decrease is a result of a decrease from existing operations in the amount of ($172,973) as compared to the third quarter of 2006 as well as ($721,650) of gross margin from new operations in the third quarter of 2007. During the third quarter of 2007, new NP Care operations generated ($105,846) in gross margin and new Easy Care operations generated $(615,804) in gross margin.

     For the nine months ended September 30, 2007, gross margin was $357,647 or 4% representing a decrease of $794,604 as compared to the gross margin of $1,152,251 (26%) for the nine months ended September 30, 2006. The decrease is a result of growth from existing operations in the amount of $291,916 as compared to the first nine months of 2006 as well as ($1,086,520) of gross margin from new operations in the first nine months of 2007. During the first nine months of 2007, new NP Care operations generated ($471,785) in gross margin and new Easy Care operations generated ($614,735) in gross margin. Start-up costs related to the expansion into new markets are reflected in the results of operations for the period.


Selling, General and Administrative (SG&A) Expense

     SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended September 30, 2007, total SG&A Expenses were $2,658,422 representing an increase of $1,660,142 or 166% as compared to the total SG&A Expenses of $998,280 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, total SG&A expenses were $6,394,770 representing an increase of $3,647,958 or 132% as compared to the total SG&A Expenses of $2,746,812 for the nine months ended September 30, 2006. The increases in both the three and nine month periods of 2007 as compared to the comparable periods of 2006 is due to the increase in hiring of administrative and business development personnel.

     For the three months ended September 30, 2007, depreciation and amortization expense included in operating expenses was $107,453, representing an increase of $38,616 or 56%, as compared to the total depreciation and amortization expense of $68,837 included in SG&A for the three months ended September 30, 2006. For the nine months ended September 30, 2007, depreciation and amortization expense included in operating expenses was $312,817, representing an increase of $128,525 or 70%, as compared to the total depreciation and amortization expense of $184,292 included in SG&A for the nine months ended September 30, 2006.

Income (Loss) from operations

     For the three months ended September 30, 2007, we incurred a loss from operations of $3,176,971 representing an increase of $2,593,381 or 444% compared to a loss from operations of $583,590 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, we incurred a loss from operations of $6,349,940 representing an increase of $4,571,086 or 257% compared to a loss from operations of $1,778,854 for the nine months ended September 30, 2006. We anticipate improvement to our results of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.


LIQUIDITY AND CAPITAL RESOURCES

     As shown in the accompanying condensed consolidated financial statements, the Company has sustained consolidated net losses for the nine-month periods ended September 30, 2007 and 2006 of approximately $6.5 and $2.0 million, respectively. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficits and Stockholders' equity (deficit) at September 30, 2007 and December 31, 2006 respectively.

                                   September 30, 2007          December 31, 2006

 Working capital (deficit)             $  (1.3)                     $ (3.3)

 Accumulated deficits                  $ (11.8)                     $ (5.2)

 Stockholders' equity (deficit)        $   1.1                      $ (2.1)


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

     During the third quarter of 2007 the Company borrowed $450,000 from four existing shareholders including $50,000 from its CEO. These notes have maturity dates of December 31, 2007 and carry interest rates of 10% with interest accruing monthly.

     Subsequent to September 30, 2007, the Company sold to one (1) private investor a total of 250,000 shares of restricted common stock for aggregate net proceeds of $500,000. The investor represented in writing that it was an accredited investor and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

     In addition to the sale of restricted stock to the above mentioned investor, the Company entered into a one-year consulting agreement with this investor. As compensation for the services to be rendered the Company agreed to, and has, issued 133,000 shares of restricted common stock.

     Subsequent to September 30, 2007, the Company issued two promissory notes each in the amount of $500,000 resulting in total net proceeds of $1,000,000. The Company anticipates the principal and interest under these notes will be converted to a subsequent offering of its debt securities. However the Company can give no assurance that these notes will be converted and the subsequent debt offering will be consummated.

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

     We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible debentures and cash flows from operations. At September 30, 2007 and December 31, 2006, we had $669,939 and $151,534, respectively, in cash and cash equivalents. Cash used in operating activities for the nine months ended September 30, 2007 totaled $6,622,786, representing an increase of $5,488,356 or 484% when compared to the cash used in operating activities of $1,134,430 for the nine months ended September 30, 2006. This change is primarily due to the increased investment in building corporate infrastructure, start-up costs associated with new contracts, expansion into new markets and increased spending with respect to business development.

     During the third quarter of 2007, the Company borrowed $450,000 from four existing shareholders including $50,000 from its CEO. These notes have maturity dates of December 31, 2007 and carry interest rates of 10% with interest accruing monthly.

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

     The Company has incurred significant costs for the development of software for internal use. As of September 30, 2007 and December 31, 2006, the Company incurred $2,332,542 and $1,486,584 respectively, in capitalized software costs.

Accounts Receivable

     As of September 30, 2007 and December 31, 2006, the Company's accounts receivable aging by major payers was as follows:

SEPTEMBER 30, 2007       0 - 30      31 - 60    61 - 90       > 90       TOTAL
                         ------      -------    -------       ----       -----


Medicare                 585,587      74,774      63,426     236,385     960,172
Healthnet                 22,339       1,512       1,644       1,853      27,348
Medicaid                  27,188      13,212      16,475      75,650     132,525
Blue Cross                13,086       3,574       3,299      10,178      30,137
Private                  866,792      13,112      18,342      80,933     979,178

                       ---------   ---------   ---------   ---------   ---------
                       1,514,992     106,183     103,186     404,999   2,129,360
                       =========   =========   =========   =========   =========

DECEMBER 31, 2006        0 - 30      31 - 60    61 - 90       > 90       TOTAL
                         ------      -------    -------       ----       -----

Medicare                 181,598      12,376      11,007       7,693     212,674
Healthnet                 10,300         540          78         181      11,099
Medicaid                  12,752       1,933       1,092       6,531      22,308
Blue Cross                 7,880       2,608         604       1,480      12,572
Private                   45,407      11,553       5,419       9,790      72,169

                         -------     -------     -------     -------     -------
                         257,936      29,010      18,200      25,676     330,822
                         =======     =======     =======     =======     =======

     Receivables recorded at September 30, 2007 and December 31, 2006 consists primarily of fees for services to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by a third party billing company responsible for collecting amounts due.

     A significant portion of the Company's fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in the Company's consolidated financial statements for nine months ended September 30, 2007 and the year ended December 31, 2006 are recorded at the amount ultimately expected to be received from these payers. For the nine months ended September 30, 2007 and the year ended December 31, 2006, there were $2,402,579 and $1,701,268, respectively, recorded as contractual allowances.

     Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management's expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any, are to be written off. For the nine months ended September 30, 2007 and 2006, there were no bad debt direct write-offs recorded in the Company's results of operations.

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

     The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of September 30, 2007 are as follows:



               2007                                           $ 112,975
               2008                                             412,343
               2009                                             385,892
               2010                                             116,717
               2011                                              23,753
                                                             ----------
           Total minimum lease payments                      $1,051,680
                                                             ==========

LEASE OF FACILITY FOR CORPORATE HEADQUARTERS

     On August 3, 2007 the Company entered into a sublease agreement for approximately 13,000 square feet of office space to be used as Corporate Headquarters. The lease term expires in January of 2010 and calls for annual lease payments of approximately $135,000 dollars for the term of the lease.

     On October 1, 2007 the Company terminated its existing sublease for the office being used as Corporate Headquarters. The termination will be effective on November 30, 2007.

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

TERMINATION OF BUSINESS ADVISOR AGREEMENT

     On July 18, 2007, the Company exercised its right to terminate the Business Advisor Agreement ("Advisor Agreement") and provided written notice of termination to the Business Advisor. No warrants had been earned in connection with the Advisor Agreement.



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


IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF SFAS 115" ("SFAS 159"). SFAS 159 allows entities to choose to measure many financial instruments and certain other items at fair value. In addition, SFAS 159 includes an amendment to SFAS 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", and applies to all entities with available-for-sale and trading securities. The Company will be adopting SFAS 159 in the first quarter of fiscal 2008.

ITEM 3A (T). CONTROLS AND PROCEDURES.

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

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company is involved in certain legal proceedings and is subject to certain lawsuits and compliance regulations in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that the resolution will not have a material adverse effect on the Company's consolidated financial statements.



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

     During October of 2007, the Company sold to one (1) private investor a total of 250,000 shares of restricted common stock for aggregate net proceeds of $500,000. The investor represented in writing that it was an accredited investor and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

     In addition to the sale of restricted stock to the above mentioned investor, the Company entered into a one-year consulting agreement with this investor. As compensation for the services to be rendered the Company agreed to, and has, issued 133,000 shares of restricted common stock.

     During October of 2007, the Company issued two promissory notes each in the amount of $500,000 resulting in total net proceeds of $1,000,000. The Company anticipates the principal and interest under these notes will be converted to a subsequent offering of its debt securities. However the Company can give no assurance that these notes will be converted and the subsequent debt offering will be consummated.

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

     On June 29, 2007 the Company filed form SB-2 registering 14,154,200 shares of its common stock. On October 12, 2007 the Securities and Exchange Commission accepted the filing of this document which became effective October 24, 2007. This SB-2 related to the resale of up to 14,154,200 shares of our common stock, par value $0.001 per share issuable to the person and entities named therein (the "Selling Securityholders") and consists of: (i) 9,914,467 shares of our common stock; (ii) up to 2,356,400 shares of common stock issuable upon exercise of warrants at $1.25 per share; (iii) up to 750,000 shares of common stock issuable upon exercise of warrants at $3.00 per share; (iv) up to 833,333 shares of common stock issuable upon exercise of warrants at $4.00 per share;

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


ITEM 6. EXHIBTS

A. Exhibits:

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.*

------
*Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HC Innovation, Inc.


Date: November 14, 2007                     By:   /s/ DAVID CHESS, MD
                                                  -------------------
                                                  David Chess
                                                  Title Chief Executive Officer,
                                                  President and Director


                                            HC Innovation, Inc.


Date: November 14, 2007                     By:   /s/ JEFFREY L. ZWICKER
                                                  ----------------------
                                                  Jeffrey L. Zwicker
                                                  Title Chief Financial and
                                                  Principal Accounting Officer