Form 10KSB
period 2007-12-31
HC Innovations, Inc.
filed 2008-04-01
CIK 1370512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended – December 31, 2007

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___/___ to ___/___

Commission file number: 0-52197
HC Innovations, Inc.
(Name of Small Business Issuer in its charter)

Delaware	04-3570877
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Progress Drive, Suite 200 Shelton, CT 06484
(Address of principal executive offices)

Issuer’s telephone number: (203) 925-9600

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value per Share

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

          Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

          State issuer’s revenues for its most recent fiscal year. $12,880,723

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 28, 2008: $29,817,930.

          State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,615,363 as of March 28, 2008.

          If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes.

          Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Unless the context suggests otherwise, references in this report to “HC Innovations, Inc.” (“HCI”) the “Company”, “we”, “us”, or “our” refer to HC Innovations, Inc. and its subsidiaries.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

          HC Innovations, Inc. is a holding company incorporated in Delaware in December 2004 that, through its subsidiaries, provides specialty care management products and services. Our specialty care management approach is predicated on caring for small populations of medically unstable and frail people.

          Our wholly-owned subsidiary, Enhanced Care Initiatives, Inc., (“ECI”), was founded in 2002 by David Chess MD, our President and Chief Executive Officer. ECI is the management company for all of our operating entities and provides specialty disease and care management services for small, costly subpopulations. ECI markets its proprietary specialty care management programs for the medically frail and other costly sub-populations to Health Maintenance Organizations (“HMOs”), Managed Care Organizations (“MCOs”), disease management companies, large physician groups, nursing/assisted living homes as well as state Medicaid departments.

REVERSE MERGER TRANSACTION

          Pursuant to a Stock Acquisition Agreement dated May 11, 2006, Ayre Holdings, Inc., a Delaware corporation (“Ayre”), acquired 100% of the issued and outstanding shares of HCI, in exchange for 24,368,323 shares of common stock of Ayre, representing approximately 99% of the total issued and outstanding shares of Ayre at the time. Prior to the consummation of the acquisition, Ayre, a non-reporting pink sheet company and public shell, effectuated a reverse stock split whereby the then current 793,000 issued and outstanding shares of common stock were reverse split into 328,637 shares of common stock at the rate of ..41442:1.

          The post-acquisition entity is accounted for as a recapitalization of HCI using accounting principles applicable to reverse acquisitions with HCI, being treated as the accounting parent (acquirer) and Ayre, the legal parent, being treated as the accounting subsidiary (acquiree). HCI is regarded as the predecessor entity.

          In accordance with the provisions governing the accounting for reverse acquisitions, the historical figures presented are those of HCI. Upon consummation of the acquisition on June 9, 2006, Ayre changed its name to HC Innovations, Inc. The Company’s common stock is quoted on the over the counter bulletin board under the symbol “HCNV.OB”.

          On February 13, 2007, the Company’s Form 10-SB was declared effective by the United States Securities and Exchange Commission. As a result, the Company became a fully reporting company pursuant to the Securities Exchange Act of 1934, as amended.

OUR BUSINESS

          We are a specialty disease and care Management Company focused on the medically unstable and frail population. As a specialty disease and care Management Company, we attempt to utilize preventative health care to save money by attempting to keep patients with chronic conditions out of the hospital, helping patients and states save on health care costs. We are comprised of separate divisions each with a specific focus and intervention to service this segment of our population. We seek to bring to HMOs, MCOs and state Medicaid departments the ability to positively impact the health and cost of their sickest, costliest subsets of patients. To do this, we combine our proprietary information systems with specially trained nurses and nurse practitioners. As of December 31, 2007, we were operating in nine states, having commenced operations in three businesses during 2007. As of March 30, 2008, we were operating in ten states, having commenced operations in one business during the first quarter of 2008. Specifically, we integrate the following services:

(a) Hands-on involvement seeing patients in a community setting, in their homes and/or in nursing homes;

(b) Call center backup consisting of nurses, social workers and case managers who work specifically with one or two nurses and their patients via the telephone to assist with coordination of services and monitoring of health status; and

(c) Biometric monitoring through the use of devices that allow us to monitor patients in the home such as scales, medication reminder systems and blood pressure machines, to name a few.

          Our services extend to having our nurses accompany the patient to the doctor and providing them with our availability on a twenty-four hour a day, seven days a week basis. In the event that the patient requires admission to a hospital or nursing home, we also provide case management.

          Our principal office is located at 10 Progress Drive, Suite 200, Shelton, CT 06484. Our telephone number is (203) 925-9600. Our website address is www.hcinnovationsinc.com.

CORPORATE STRATEGY

          As a specialty disease and care Management Company, our corporate strategy is to care for the most costly and needy patients in an effort to reduce hospitalizations and, at the same time, create cost savings. We also seek to be able to facilitate care delivery support services in the community, in nursing homes, throughout the United States. We seek to sell our products and services directly to HMOs, MCOs and State Medicaid departments, as well as to subcontract with other disease management companies and private insurance carriers.

          To implement our corporate strategy, we have created software algorithms that help us define the most needy and costly populations. We have connected this to a nurse-patient centric Electronic Health Record (“EHR”), to assist our staff in the management of our enrollees.

          Our clinical strategy is to identify subgroups of people with common needs and create programs to fill the gaps in care, stabilizing the health of the individual. These are highly complex populations consisting of patients with over seven (7) active diagnosis, average of three (3) hospitalizations per year that require complex solutions.

CORE STRENGTHS

STAFFING

     We have developed our internal recruitment department which has a multifaceted approach to messaging and recruiting health care personnel in highly competitive markets.

TRAINING

     We have developed and implemented sophisticated interactive learning systems in all of our programs. The programs are classroom and web based framed with pre and post test tools. As well as field based competencies assuring quality care. Our educational programs start with weeks of training and then continue on a weekly to monthly basis

TECHNOLOGY

     Our software is a key deliverable and critical to the efficient delivery of care. We are on our 2nd and 3rd generation programs. It is fundamental in our ability to deliver reproducible outcomes and have a scalable model. The system is robust web based with the care guidance and rules built into the system.

PRODUCTS AND SERVICES

          As of December 31, 3007, we offered our products and services through two business segments: Disease Management which consisted of our Easy Care business and our Quality of Life business, Professional Services which consisted of our NP Care business. In 2008 we will be offering additional services in our DOQ Care (“DOQ”). DOQ Care is based on the patient centered medical home model where the personal physician provides and coordinates care which is organized so as to achieve quality, efficiency, and patient-centeredness (through: enhanced access through appointment systems and telephonic and e-mail communication, clinical decision support tools that guide evidence-based practice, use of health information technology, support for patient involvement in informed decision-making and self-care, performance measurement and continuous quality improvement.

Easy Care: THE SOLUTION FOR THE COMMUNITY DWELLING MEDICALLY COMPLEX AND FRAIL

          The Easy Care program focuses on the medically complex and fragile costly community-based patients. Easy Care is a program built to support the medically complex frail patient, creating a safety net woven from a combination of services which together seek to support the patient and improve their health, while lowering their cost of care by reducing hospitalizations.

          Under the Easy Care Program each patient is individually evaluated to determine which approach is necessary for that individual. A feature of the Easy Care Program is that we work closely with the patient, their family and their physician. The Easy Care tools and approach include:

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

          o Call center support. Each patient has a support person in the call center who works with their nurse to help coordinate the patient’s care. This support person calls the patient periodically and at the direction of their nurse partner assists in the follow up of medical issues. The support person also assists in setting up appointments and transportation.

          o Community-based weekly meetings to monitor, exercise and address depression and isolation in our patients. These weekly meetings are attended by our nurses, recreation aide, athletic trainers, dietician and pharmacist (on a rotating basis).

          o 24/7 Caregiver Support Program; This program consists of a survey at the initiation of the program to assess caregiver needs and stress then helping the caregiver create a sustainable support solution for the patient. This includes a 24/7 emotional support hotline, referral services, and legal hotline, to name a few.

          o Pharmacist, medical director, nutritionist and athletic trainer monitoring,

          o Biometrics, such as scales, medication monitoring devices, blood pressure machines wirelessly connected to phone lines are channeled directly to our computer system, oxymeters, glucosometers, cell phones and video phones.

          o Pharmaceutical Management. Web-based medication monitoring by our pharmacist with direct feedback to our nurses’ tablet PCs.

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

          Easy Care Pricing

          Easy Care pricing is based on a per enrolled member, per month (PMPM) basis. We can enroll up to 1,000 patients per four months per market. We are currently able to implement two markets per 120 days. Our program works best in population centers of 50,000 or more. However, with use of our biometric monitoring system, we can extend our reach to more rural patients.

          Our financial impact for the health plans derives from our consistent ability to decrease costs in this unstable population by up to 25% or approximately $10,000 per enrolled member per year.

          The Company has experienced tremendous growth in members under care within its Easy Care operations. During the second half of 2007, members under care increased by approximately 2,000 representing a 186% growth rate when compared to members under care at June 30, 2007.

          ECI, our wholly owned subsidiary, has secured Easy Care contracts with:

1. Health Spring: a regional Medicare HMO in Tennessee, Texas and Alabama. The Tennessee contract began in October 2005 with approximately 300 enrollees and as of December 31, 2007, had approximately 1,000 enrollees. We enrolled our first member in Texas during November 2007 and as of December 31, 2007 had approximately 40 enrollees. As of February 29, 2008 the combined enrollment for Tennessee and Texas was approximately 1,050 members. During the first quarter of 2008 we entered into a contract with Health Spring of Alabama and enrolled our first two members on March 11, 2008.

2. AmeriGroup: a national MCO, to care for its Medicare/Medicaid enrollees in Houston, Texas. The initial term of this contract runs from

June 1, 2006 through November 30, 2007, and was extended through December 31, 2008. As of February 29, 2008 enrollment was approximately 270 members.

3. Alere Medical, Inc.: In October 2006, we entered into a Disease Management Services Agreement with Alere Medical, Inc. (“Alere”). Alere provides disease management tools, services and systems to payers which are designed to assist with and improve management of health care outcomes for patients. As of February 29, 2008, enrollment was approximately 620 members.

4. Health Insurance Plan of Greater New York (“HIP”): a regional managed care company to care for its members in the New York Metropolitan area. In May 2007, we entered into a Care Management Services Agreement with HIP to provide services for both its general medical and oncology members. We enrolled our first member in July 2007 and as of December 31, 2007 had approximately 1,200 enrollees. As of February 29, 2008 enrollment was approximately 1,280 members.

THE MARKET FOR EASY CARE

          People with chronic conditions—44 percent of non-institutionalized Americans—account for a 78% share of health care expenditures in the United States. It is increasingly clear that sustained control of healthcare costs must address the impact of an aging population and the rising prevalence of one or more chronic conditions.

          An Emory University study published in August 2004 found that 15 medical conditions led to about half of the $200 billion rise in U.S. health spending from 1987 to 2000.Five of those conditions—heart disease, trauma, cancer, pulmonary conditions, and mental disorders—accounted for 31 percent of the growth in health care spending over that period.

Prevalence and Cost of Disease in the US

Disease	Approximate Annual Prevalence (Millions)	Approximate Economic Cost ($ Billions)	Year

Cardiovascular	61	$368	2004	†
Cancer	10	175	2002
Diabetes	18	132	2002
Alzheimer’s	5	100	1994
Arthritis	70	82	1995
Stroke	5	54	2004	‡
Depression	19	53	1999
Osteoporosis*	10	17	2001

* Sums for osteoporosis include only direct expenditures such as hospital

† Includes direct cost of caring for individuals, such as expenditures for

‡ These figures are estimates.

Source: American Heart Assocation; Centers for Disease Control and

Proportion of the Population with 1 + Chronic Conditions and Their Share of Health Care Expenditures

Health Insurance	One or More Chronic Condition	Share of Health Care Expenditure

Uninsured	27%	60%
Medicaid	39%	77%
Medicare	85%	99%
Private	40%	68%

Center on an Aging Society, Georgetown University, January 2004

          Recognizing these trends, most employers implemented or plan to implement a disease management initiative to improve outcomes and reduce costs and complement traditional utilization review and case management. In addition, Medicare and several state Medicaid programs also established regional demonstration projects for patients with chronic illnesses.

          As noted earlier in this memorandum, impact analysis for both commercial and publicly-financed disease management have recently concluded that the extension of the call center operations model to the care management of the most costly patients with chronic medical conditions did not deliver sustainable results.

          The Disease Management Association of America and the leadership of the largest firms have been extremely critical of the published conclusions and will undoubtedly argue that the findings are too broad. Billions in capital have been invested in the traditional disease management model, so it is likely that further analysis will uncover clear benefit of better care coordination and protocol compliance.

SALES AND MARKETING FOR EASY CARE

          As indicated, we will market Easy Care to MCOs, HMOs, state Medicaid departments, and disease management companies. Our sales strategy establishes a process and generally reaches a “Yes” or “No” response within 3 to 9 months.

     The process:

                    o Initial presentations to key leadership;

                    o If there is a high level of interest we enter into a Non-Binding Discovery Process which takes 4 to 6 weeks. During this time period, we do an in depth analysis of the strategic goals of the organization, the barriers to delivery and the processes in place to manage the outcome. We meet with, and interview people at all levels of the organization, developing a deep understanding of their needs and internal politics while we develop relationships;

                    o Presentation of findings and delivery of proposal specific to the company’s needs and their particular gaps;

                    o Negotiation and discussion period (3 weeks); and

                    o “Yes” or “No” decision.

     As with any sales cycle certain elements of the decision making process are beyond our control and the cycle may take substantially longer than currently anticipated.

QOLC—ONCOLOGY CARE MANAGEMENT FOR COMMUNITY-BASED PATIENTS

The goal of the Quality of Life Care (“QOLC”) Program is to lend support, guidance and education to the patient, the primary caregiver, and the family during critical times throughout the management of the patient’s cancer. This comprehensive program is designed to sustain the patient and the patient’s personal support system from time of diagnoses through treatment decision, actual treatment, and after treatment is complete.

The QOLC Program is with the patient and family every step of the way to answer questions, alleviate concerns, help communicate with the doctors, track down research on clinical trials and new treatment options, as well as to introduce discussions about palliative care and hospice as appropriate.

The QOLC Program has the opportunity to create a new standard of care for patients with cancer and this program will allow patients and their families, employers, payers and providers to do a better job assisting cancer patients during this critical time in their lives.

QOLC is a community based, hands on program. Nurses and Nurse Practitioners see patients in their homes, visit the physician with the patient, and assist caregivers 24/7.

QOLC impacts patient health outcomes and the cost of care through:

•	Side-effect management that results in a better experience for the patient and avoids unnecessary hospitalizations and emergency rooms visits;

•

Structured dialog that enables cancer patients to understand the goals of treatment within the context of the prognosis (i.e. the difficult trade-offs often associated between lengths of life versus quality of life);

•

Management of other medical problems often present in this population (e.g. most patients with cancer are over 65 and have multiple other medical conditions which often get lost during their cancer treatment and are often responsible for hospitalizations).

NP CARE PROGRAM - NURSING HOME MEDICAL MANAGEMENT SYSTEMS

          NP Care (“NPC”) is a physician directed, Nurse Practitioner (“NP”) driven, long-term care facility medical management service that integrates the patient care team. NPs work within the facility with the medical staff to establish systems of care driving nurse assessments, documentation, and improved care. The on-site NP is available to see residents with acute medical issues, review test results, evaluate wounds, start IVs, communicate with families, and educate the facility staff. This program improves the quality and consistency of medical care in nursing homes and assisted living facilities, preventing unnecessary ER and hospital transfers. NP Care nurses are an extension of the physician; specially selected for their depth of medical knowledge, communication skills, and ability to effectively collaborate with the nursing home team. NP Care is delivered within these long-term care facilities either on a fee-for-service basis or in partnership with managed care organizations on a captivated (pmpm) basis.

NP Care’s fundamental tools and processes include:

          o Problem-oriented nurse documentation tools that guide the nurse through appropriate, efficient patient evaluation and interventions.

          o On-site nurse practitioner providing support and care.

          o Integration with the physician, staff and family.

          o Electronic Health Record (“ehr”) system serving as the Company’s backbone as it allows nurse practitioners to be thorough, efficient and checks to ensure that documentation matches with charges.

          Technology driven patient risk assessments of adverse events, such as falls, fractures, dehydration, etc. Our Risk Avoidance Program allows the nursing home to put in place safeguards to reduce these events, while allowing us to notify the family of the risks involved, thereby mitigating potential lawsuits.

NP Care has two revenue models

Fee for services is where our Nurse Practitioners visit patients for acute care needs and bill the patients’ insurance company. Medicare and Medicaid comprise 47.3 percent of our fee for service revenue

Managed Care

•	Post Acute Care –

	–	Patients admitted to Nursing Homes for short term care. We do case and care management.

•	Long Term Residents in Nursing Homes

	–	Patients with Managed Medicare living in nursing homes., currently contracted for services with AETNA

•	Institutional Specialty Needs Programs- Currently Contracted with Health Spring of Tennessee and explanation of the Institutional Specialty Needs Program is below.

•	Medicaid Managed Care – caring for all residents living in nursing homes who have Medicaid as their primary insurance. We have a contract with McKesson Health Services to provide this care for residents in the State of Illinois

MEDICARE ADVANTAGE SPECIAL NEEDS PLANS (SNPs) MODEL

MEDICARE ADVANTAGE SPECIAL NEEDS PLANS (SNPs) MODEL is an important new innovation in the healthcare marketplace. CMS (Centers for Medicare and Medicaid Services) in an attempt to make sicker patients more attractive to managed care companies have created this designation. With it comes enhanced patient complexity based reimbursement (paying more for patients who are sicker and use more resources). There are 3 types of SNPs. NP Care specializes in the Institutional SNP (#1):

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

                    3. Medicare beneficiaries with Chronic, Severe Conditions (~millions MORE): Medicare beneficiaries with cardiovascular disease, diabetes, heart failure, osteoarthritis, mental disorders, end-stage renal disease and/or HIV/AIDS.

(SOURCE OF ABOVE DATA: HTTP://WWW.CMS.HHS.GOV/ CENTERS FOR MEDICARE & MEDICAID SERVICES (CMS), U.S. DEPARTMENT OF HEALTH & HUMAN SERVICES)

          According to the US Department of Health & Human Services, these populations have a disproportionate share of severe chronic health conditions and disabilities. About one third of the dually eligible population lives in long-term care facilities. They commonly have multiple morbidities (5-8) and approximately 45% have severe mental illness.

          The Medicare Advantage Institutional SNP model has very significant financial implications. CMS is reimbursing the insurance companies almost $20,000 annually per patient for their healthcare costs. This is in contrast to reimbursement of $8,000 per year for community dwelling seniors. NP Care charges approximately 10% of the reimbursement and is able to share in the profit margin of the service. Working in close collaboration with the health plan and the nursing home, the program has the potential to create a 20% profit margin (about $4,000 per patient per year). Each nursing home has on average 50 enrollees and our plan is to contract with 30 nursing homes per year in each location or market. This equates to approximately 1,500 enrollees per year.

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

SALES AND MARKETING FOR NP CARE

          Our strategy with NP Care is to be position it to become a national healthcare company delivering primary care and improving the quality of life for the elderly living in nursing homes.

          We will accomplish this strategy by:

          o Establishing a partnership with long-term care organizations and Medicare Advantage SNPs that support and see the value in utilizing Nurse Practitioners for primary care.

          o Working closely with both long-term care organizations and health plans to develop and implement systems of care that meet the needs of this special population. This includes computer driven risk assessments on patients to allow for a shift to proactive care, implementing programs that assist nursing home nurses in providing consistent patient care evaluations, implementing programs which address frequent falls, urinary incontinence, and wound care to name a few.

          o Design an infrastructure that aligns incentives while accomplishing financial and health care outcomes. Paying nursing homes for improved medical infrastructure and allowing them to also benefit from health care savings.

SAM EHR - SAM EHR SOFTWARE

     The SAM ehr (Stratification Analysis and Management) is a unique application that combines patient demographics, claims and administrative information with HC Innovations’ clinical data captured from assessments and care provided and collected on the patients’ behalf. This system has resulted in more efficient use of nursing time and rapid creation of data for tracking and outcome analysis. This platform is designed for interoperability and systems integration, and includes the following features:

o	Provides on-site and remote user access to patient information and HCI databases

o	Creates an ongoing nurse activity log to track activity and accountability

o	Integrates report writing and Health Risk Assessment (HRA) tool

o	Scans patient charts for omissions in care

o	Prompts standards of care and clinical guidelines

o	Monitors health and financial outcomes

o	Connects medication and laboratory data against best care practices

o	Stratifies patients by disease intensity and intervention needs

DOQ CARE - DEMONSTRATION PROJECT

          The Company has been selected by one of the nation’s largest risk bearing organizations, the HIP/GHI Health Insurance Plan (New York City), to pilot a physician office integration model. HCI nurses work out of the doctors’ office assisting the physician in the care and coordination of services for their patients with multiple chronic diseases. In addition the Company will assist the physicians in accepting and integrating an electronic medical record and making their office into a “medical home” for patients.

          A grant of $500,000 has been issued by Commonwealth Fund to fund the outcomes analysis.

Market Opportunity

o	$10 billion in annual revenues for a patient subpopulation, approximately 2%-4% of Medicare patients, that accounts for $150+ billion in annual health care expenditures

o	People with chronic health conditions, 44% of non-institutionalized Americans, typically account for 78% of all medical costs, 76% of all admissions, 88% of prescriptions, and 72% of all office visits

o	The U.S. spends more per capita for health care than any other country

o	While health care inflation moderated in 2007, costs still climbed more than two times faster than general inflation and workers earnings

o	National health care expenditures are projected to reach $3.6 trillion by 2014

o	Average annual medical costs for Medicare patients is $40,000

o	Between the spring of 2006 and the spring of 2007, health care premiums increased an average of 6.1% for employer sponsored health insurance

o	While representing the lowest rate of growth since 1999, health inflation was still higher than wages (up 3.7%) and general inflation (2.6%)

o	Currently over 600 Medicare Advantage plans with more than 8.9 million (20%) beneficiaries enrolled; 890,000 are within the most costly 1% of the population

COMPETITION

          The competitive landscape for what has been called “disease management” is in transition. The research has validated the Company’s empirical experience that confirms that telephonic care management alone cannot transform the course of disease for patients with complex medical needs. The issue of interest to investors and the payers who buy disease management will come down to an understanding of the business case for continued investment in traditional call center care management. HC Innovations knows that the specialized call center is an important and necessary part of a complete operational capability, especially as a component of a comprehensive approach to population health management.

          The prevailing business model for the incumbent disease management firms is built on certain operational functions that should be centralized to achieve scale, quality control and continued innovation. The incumbents have invested heavily in centralized operations for data management, predictive technologies used in case identification, call center operations, marketing, sales and distribution. These capabilities will continue to be essential parts of an enterprise approach to health management—the leading firms are already repositioning their market message and value proposition around “population health” in place of “disease management”—while the business case for management of high-cost patients requires HC Innovations’ capabilities in the community, close to the patient and coordinated with local health care resources.

          There are few hands on, community-based programs in the disease management, care management space. After a detailed search, we found no other company that provides the similar depth of community based hands on care and care coordination for this subset of medically complex and frail patients. Proprietary programs and systems, the deep understanding of the cost drivers for people with multiple conditions, and the documented outcomes have contributed to build a significant competitive advantage for the Company.

          While the healthcare industry is highly competitive, and additional competitors may emerge, we have two distinct competitive advantages. First, the Company has built a strong professional reputation and is the established “first mover” in nearly every market in which it competes. Second, we have developed a winning business strategy with risk bearing health plans that understand the Company’s value and expertise and, furthermore, specifically recognize that HCI’s community-based model is its key to successful cost containment.

          The following companies represent a short list of competitors that we routinely see in the marketplace and are generally well-respected.

SELECTED COMPETITORS				COMMUNITY ACCESS

COMPANY	WEB SITE	OWNERSHIP	PRIMARY MODEL	Home	Nursing Home	Hospital	Office

Paradigm Health	paradigmhealth.com	Public: IMA	Call center			X
Careguide@home	careguideathome.com	Public: CGDE	Call center	X
US Care Management	uscaremanagement.com	Private	Community-based+call center	X
EverCare Division of UnitedHealth	evercarehealthplans.com	Public: UHG	Community-based+call center		X
Fidelis SeniorCare, Inc.	fidelissc.com	Private	Community-based+call center		X
CareOne	care-one.com	Private	Assisted Living Facility		X

Few companies cover the continuum of coordinated care that is available from the Company. As a localized service, the competition for the NP Care division will often include Evercare, a Medicare Advantage program (a division of United Health Group that does not work with other health plans), Alpha Physician Services (physician groups specializing in nursing home care), and primary care physicians who employ nurse practitioners for their nursing home and managed care program practices. The Company is differentiated by the breadth of its solutions across the continuum of community-based care, the improved health status and outcomes for its patients, and the financial results of its programs.

Although the complex care management may not be their primary focus, three companies have emerged as major competitors for the Easy Care division:

PARADIGM HEALTH, a recent acquisition of Inverness Medical Innovations, provides catastrophic care which is usually focused on hospitalized patients. Paradigm uses a panel of expert physicians and nurses who provide hands on care, primarily in the hospital. The company has developed predictive technology algorithms to identify the most costly and sickest patients—the 1% that utilize 30% of the resources—in a commercial health plan, with a specific focus on late-stage cancer, end-stage chronic conditions, and patients with multiple co-morbidities. Programmatically, the company focuses on coordination of care, and social, financial, and emotional support. Most of the care coordination is done by phone supported by outsourced visiting nurse services in the community. Paradigm was recently acquired by Alere who was acquired by Inverness.

CAREGUIDE@HOME is a service of CareGuide which is the successor organization of Coordinated Care Solutions and now has merged with Patient InfoSystems. They claim to provide interactive, personalized services to members with complex health care needs who require post-acute and continuous care and work with families and caregivers. Most of this is telephonic but the CareGuide@Home services encompass a national network of field care managers who provide home-based assessments and other onsite services for the elderly and their families.

US CARE MANAGEMENT provides care for a broad scope of chronic diseases and emphasizes coordination and working with the practitioner. They use a primary care nursing model and also do in home assessments and coordination of care in the community. They emphasize, as their core service, highly trained community based nurse care managers.

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

THE EASY CARE PROGRAM, A SCALABLE COMPLEX INTERVENTION WILL BE DIFFICULT TO REPRODUCE.

o THE CLINICAL EXPERTISE to both understand the populations cared for and create cost-effective, rapidly integrateable, scalable models requires a team with diverse expertise

o SCALING - We believe we are now able to operationalize our community based program, enrolling 1,000 complex members per market in multiple markets over a period of four to six months. This requires systems which can coordinate multiple complex interventions

o IT INFRASTRUCTURE - THIS DIVERSE PLATFORM IS MANAGED AND INTEGRATED WITHIN OUR PROPRIETARY SOFTWARE. Our web-based information system is proprietary and operates as both patient chart and communication port, effectively connecting all parts of our patient’s health care team. Additionally, patient care algorithms are embedded in our software and drive standards of care resulting in a reminder system that drives best practices of care from the level of the patient and family to the physician. Our patient chart also is an activity tracker, logging all patient care activity as well as nurse interactions.

DEPENDENCE ON A LIMITED CUSTOMER BASE

          For the calendar years ending December 31, 2007 and 2006 our revenue was concentrated in a small number of customers, the loss of any or all of these customers would have a severe and negative impact on our future results of operations. Additionally, any reduction in reimbursement from Medicare will have a severe and negative impact on our future results of operations.

	Percentage of Service Revenue

Provider	12/31/2007	12/31/2006

Medicare / Medicaid	47.3%	60.9%
HealthSpring	19.4%	19.8%

Total	66.7%	80.7%

PATENTS PENDING - ECI has four Applications for Letters Patents pending:

1) Application for Letters Patent No. 10/745,786 entitled - Method And Criterion For Selecting Patients For Participation In A Care Management Program – filed December 27, 2003; Docket No. 2003KP343PA

The ‘786 Application’s Abstract reads:

          The method and criterion of the present invention are used to select high risk or co-morbid patients for participation in a care management program. An acuity score is determined which stratifies patients by cost, diagnosis and disability. This allows us to identify those patients which will benefit most from our Easy Care program. Finding the right patient for the right program is critical to our success.

2) Application for Letters Patent No. 10/745,787 entitled - Care Management Method For Managing The Treatments Of High Risk Medically Unstable Patients - filed December 27, 2003; Docket No. 2003KP351PA.

The ‘787 Application’s Abstract reads:

          The present invention is related to methods of managing the care of high risk or co-morbid patients who have been pre-selected for care management using the patent identified above. In accordance with the care management entity’s system, care managers and other specialists coordinate and supplement treatment plans for the high risk patients. After acceptance into the care management programs, the co-morbid patients are gathered together for group sessions at a community center. This patent describes our road map for caring for the medically complex, unstable patient. The complex interplay of services and how they are applied is original and allows us to further differentiate ourselves in the managed care market.

3) Application for Letters Patent No. 11/016,058 entitled – Care Management method For Managing Treatments Of High Risk Mentally Unstable Patients – filed December 18, 2004; Docket no. 2004KP392PA

The ‘058 Application’s Abstract reads:

          The present invention is related to methods of managing the care of high risk mentally unstable patients who have been pre-selected for care management. In accordance with the care management entity’s system, care managers and other specialists coordinate and supplement treatment plans for the high risk patients. After acceptance into the care management programs, the high risk mentally unstable patients are gathered together for group sessions at a community center. Patients are equipped with cellular telephones and electronic monitoring devices for monitoring the mental and physical capacities of the high risk mentally unstable patients. This patent codifies our processes for managing this very mobile, unstable population. It describes the combinations of interventions we apply and how we apply them to manage the mentally unstable, costly patient. The value of this patent is to guide our interventions and clearly define our tools and processes, differentiating us in the marketplace.

4) Application For Letters Patent Entitled - METHOD OF GENERATING A HEALTHCARE PLAN OR WELLNESS PLAN FOR A MEMBER OF A GROUP -; Serial No. 11/504211; Filing Date August 15, 2006; Chess, D.; Docket No. 2006KP472PA

          A group representative utilizes an administrative entity to generate plans of care or wellness plans for group beneficiaries or members. The administrative entity’s computer system propounds virtual questionnaires to group beneficiaries and calculates acuity scores for each group member’s response. Combinations of cumulative acuity scores and standards established by the group representative are used to stratify group members according to diagnosis burden, projected cost of care burden and disability burden. Plans of care are customized and automatically generated for group members. This tool is important to us when health plans enroll new patients and have limited clinical information on patients. This allows us to identify patients who need our program. This also allows health plans to easily segregate their members into different levels of intervention.

EMPLOYEES

          As of December 31, 2007, we had 211 full time employees, of which two (2) are executive officers, and 51 part time employees.

EMPLOYMENT AGREEMENTS

          We currently do not have employment agreements with our executive officers, but anticipate entering into such agreements in the near future.

RISK FACTORS

          The discussion in this annual report regarding our business and operations includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1996. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “intend,” “estimate” or “continue” or the negative thereof or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are speculative, and there are certain risks and uncertainties that could cause actual events or results to differ from those referred to in such forward-looking statements. This disclosure highlights some of the important risks regarding our business. The number one risk of the Company is its ability to attract fresh and continued capital to execute its comprehensive business plan. In addition, the risks included should not be assumed to be the only things that could affect future performance. Additional risks and uncertainties include the potential loss of contractual relationships, changes in the reimbursement rates for those services as well as uncertainty about the ability to collect the appropriate fees for services provided by us. Also, the Company faces challenges in technology development, deployment and use, medical malpractice exposure and the fluctuation of medical costs vs. medical payments.

WE HAVE A HISTORY OF OPERATING LOSSES, AND SUCH LOSSES MAY CONTINUE IN THE FUTURE IF THE COMPANY IS UNABLE TO SECURE SUFFICIENT ENOUGH CONTRACTS TO COVER ITS OVERHEAD AND OPERATING EXPENSES.

          The Company incurred net losses of approximately $10.7 million and $3.3 million for years ended December 31, 2007 and 2006, respectively. The Company had an accumulated deficit of approximately $16 million and had a working capital deficiency of approximately $2 million at December 31, 2007, and we may never be profitable.

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

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

          In their report prepared in conjunction with our 2007 consolidated financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses, have a working capital deficiency and have an accumulated deficit as of December 31, 2007, there is substantial doubt about our ability to continue as a going concern.

WE WILL NEED TO RAISE SIGNIFICANT ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS OPERATIONS.

          Our cash position on a consolidated basis at December 31, 2007 was $3.4 million as compared to $.2 million at December 31, 2006. We currently anticipate the need to raise an additional $12.0 million to $15.0 million dollars through the sale of common stock, debt issuance, or a combination of both during 2008 in order to fund operations, and complete our plan of expansion. Our ability to raise such an amount of capital in light of current market uncertainties cannot be assured.

WE COULD ISSUE A SIGNIFICANT AMOUNT OF COMMON STOCK, A SERIES OF PREFERRED STOCK THAT MIGHT ADVERSELY AFFECT OUR EXISTING COMMON STOCKHOLDERS.

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

          Our executive officers, directors and holders of more than 5% of our outstanding common stock, together with their respective affiliates, currently own approximately 37% of our voting stock, including shares subject to outstanding options and warrants. These stockholders are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company, preventing or frustrating any attempt by our stockholders to replace or remove the current management, or otherwise discouraging a potential acquirer from attempting to obtain control of the company, which in turn could limit the market value of our common stock.

WE ARE HIGHLY DEPENDENT ON OUR MANAGEMENT AND OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED IF ANY OF OUR EXECUTIVES LEAVE.

          The operations and financial success of the Company are significantly dependent on its Chief Executive Officer who was the sole member of the board of directors as of December 31, 2007. Although we maintain key man life insurance on Dr. Chess, our President and Chief Executive Officer, in the event that he or other executives, become unable or unwilling to continue to direct operations, the Company lacks the funds and financial resources to replace departing management and we would be materially adversely affected. Operations could be materially affected and under certain circumstances, shareholders would lose their entire investment. Further, Dr. Chess is the sole member of several limited liability companies that perform non-medical administrative and support services in certain states where we are prohibited from directly owning a medical operation due to corporate practice of medicine laws in those states. Accordingly, in the event that Dr. Chess were to leave our Company, we could lose the financial benefit derived from those limited liability companies.

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

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED IN THE MARKETPLACE.

          In connection with the commercialization of our health information system, we are marketing services designed to link patients, health care providers and payers in order to provide specialized management services for targeted patient populations. However, at this time, services of this type have not gained wide spread acceptance from our customers. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for our system, especially in the health care industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, we may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of our services. Even after such time, no assurance can be given that our data and results will be convincing or determinative as to the success of our system. There can be no assurance that increased marketing efforts and the implementation of our strategies will result in market acceptance for our services or that a market for our services will develop or not be limited.

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

THE SUCCESS OF OUR PROGRAMS IS HIGHLY DEPENDENT ON THE ACCURACY OF INFORMATION PROVIDED BY PATIENTS.

          Our ability to monitor and modify patient behavior and to provide information to health care providers and payers, and consequently the success of our care management system, is dependent upon the accuracy of information received from patients. We have not taken and do not expect to take, specific measures to determine the accuracy of information provided to us by patients regarding their medical histories. No assurance can be given that the information our patients provide us will be accurate. To the extent that patients have chosen not to comply with prescribed treatments, such patients might provide inaccurate information to avoid detection. Because of the subjective nature of medical treatment, it will be difficult for us to validate or confirm any such information. In the event that patients enrolled in our programs provide inaccurate information to a significant degree, we would be materially and adversely affected. Furthermore, there can be no assurance that our patient interventions will be successful in modifying patient behavior, improving patient health or reducing costs in any given case. Many potential customers may seek data from us with respect to the results of its programs prior to retaining us to develop new care management or other health information programs. Our ability to market our system to new customers may be limited if we are unable to demonstrate successful results for our programs.

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

ANY INABILITY TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR COMPETITIVE POSITION.

          We consider our methodologies, processes and intellectual property to be proprietary. We seek to protect our proprietary information through confidentiality agreements with our employees. Our policy is to have employees enter into confidentiality agreements that contain provisions prohibiting the disclosure of confidential information to anyone outside of the company. There can be no assurance that the steps we take to protect our intellectual property will be successful. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate our competitive advantage.

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

          The Company’s services are geared specifically to assist its customers in controlling the high costs associated with the treatment of complex patients; however, the pressures to reduce costs in the short term may negatively affect its ability to sign and/or retain contracts. In addition, this focus on cost reduction may cause its customers to focus on contract restructurings that reduce the fees for services rendered by the Company. These financial pressures could have a negative impact on our operations.

THE COMPANY’S COMMON STOCK IS TRADED ON AN EXTREMELY ILLIQUID MARKET, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

          There is an extremely limited and illiquid public market for the Company’s common stock. The common stock is currently quoted on the Over the Counter Bulletin Board (HCNV.OB), but trading has historically been minimal. Therefore, the market for the common stock is limited. The trading price of the Company’s common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, the gain or loss of significant customers, announcements of new products by the Company or its competitors, general conditions in our industry, and large shareholders selling or purchasing shares. There is no assurance that investors will be able to purchase additional shares or sell their shares within the time frame or at a price they desire.

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

THE ESTABLISHED RELATIONS WITH THE KEY LONG TERM CARE FACILITIES MAY BE TERMINATED BY THEM, WHICH WILL RESULT IN A MATERIAL REDUCTION IN REVENUES.

          Our ability to generate revenue from our affiliate, NP Care, LLC is dependent upon securing and maintaining contracts with both individual and corporately owned long term care facilities, such as nursing homes and assisted living facilities. The nature of our contractual relationships with these facilities is such that they may be terminated by either party without cause and with typically a thirty to ninety day written notice of the intent to terminate. Our gross charges are concentrated with one customer in our NP Care business. Gross charges to Medicare during 2007 represented approximately 80% of all gross charges for our fee for service billings. Additionally, Medicare payments during 2007 represented approximately 89% of all cash received for fee for service charges. Reductions in Medicare reimbursement rates would have a severe negative effect on our future results of operations.

RECONCILIATIONS UNDER THE COMPANY’S CONTRACT WITH HEALTH PLANS COULD RESULT IN ADDITIONAL CASH TO BE PAID BY IT OR RESULT IN LESS CASH TO BE PAID TO THE COMPANY BY HEALTH PLANS THAN ORIGINALLY ESTIMATED.

          Our contracts with health plans are based upon a set fee charged by us on a per member per month (PMPM) basis. These contracts typically require a minimum enrollment of the health plan’s members who qualify for our programs. We are reimbursed monthly based upon the actual census of enrolled members. Our estimated future revenues are based upon achieving high levels of enrollment.

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

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

          The healthcare industry, including our current business, is subject to extensive regulation by both the Federal and State governments. A number of states have extensive licensing and other regulatory requirements applicable to companies that provide healthcare services. Additionally, services provided to health benefit plans in certain cases are subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and may be affected by other State and Federal statutes. Generally, State laws prohibit the practice of medicine and nursing without a license. Many states interpret the practice of nursing to include health teaching, health counseling, the provision of care supportive to, or restorative of, life and well being and the execution of medical regimens prescribed by a physician. Accordingly, to the extent that we assist providers in improving patient compliance by publishing educational materials or providing behavior modification training to patients, such activities could be deemed by a state to be the practice of medicine or nursing. Although we have not conducted a survey of the applicable law in all 50 states, we believe that we are not engaged in the practice of medicine or nursing. There can be no assurance, however, that our operations will not be challenged as constituting the unlicensed practice of medicine or nursing. If such a challenge were made successfully in any state, we could be subject to civil and criminal penalties under such state’s law and could be required to restructure its contractual arrangements in that state. Such results, or the inability to successfully restructure our contractual arrangements, could have a material adverse effect on our operations.

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

          We and our customers are subject to considerable state and federal government regulation. Many of these regulations are vaguely written and subject to differing interpretations that may, in certain cases, result in unintended consequences that could impact our ability to effectively deliver services. The current focus on regulatory and legislative efforts to protect the confidentiality and security of individually-identifiable health information, as evidenced by the Health Insurance Portability and Accountability Act of 1996, (HIPAA), is one such example.

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

          Our participation in federal programs may result in our being subject directly to various federal laws and regulations, including provisions related to fraud and abuse, false claims and billing and reimbursement for services, and the False Claims Act. Violations of the False Claims Act are punishable by treble damages and penalties of up to $11,000 per false claim. Actions may be brought under the False Claims Act by the government as well as by private individuals, known as “whistleblowers,” who are permitted to share in any settlement or judgment. Also, federal law contains various prohibitions related to false statements and false claims, some of which apply to private payers as well as federal programs.

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

AN INABILITY TO ACCESS FINANCIAL MARKETS COULD ADVERSELY AFFECT THE EXECUTION OF THE COMPANY’S BUSINESS PLAN.

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

          The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flow from operations. Management cannot assure that the Company and its subsidiaries will maintain sufficient access to these financial markets based upon the Company’s current financial position. Moreover, certain developments outside of the Company’s control may increase the cost of borrowing or restrict its ability to access one or more financial markets. Such developments could include, but are not limited to, an economic downturn, an increase in interest rates or a weakening of the Company’s financial position.

THE COST TO THE COMPANY TO COMPLY WITH SEC RULES AND REGULATIONS MAY BE OVERLY BURDENSOME.

          Upon effectiveness of our Form 10-SB, the Company became subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Exchange Act, the Company will be required to file quarterly and annual reports and reports regarding certain interim current activities. The inability to timely file the necessary SEC reports could cause the public to lose confidence in the Company and materially adversely affect the Company’s stock price and ability to raise capital.

IF WE ARE UNABLE TO CERTIFY THE EFFECTIVENESS OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WE COULD SUFFER A LOSS OF PUBLIC CONFIDENCE IN OUR INTERNAL CONTROLS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL PERFORMANCE AND THE MARKET VALUE OF OUR COMMON STOCK.

          Item 308 of SEC Regulation S-K, which was promulgated pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to provide an annual report on our internal control over financial reporting, including an assessment as to whether or not our internal control over financial reporting is effective beginning with our Annual Report on Form 10-KSB or Form 10-K for the fiscal year ended December 31, 2007. We are also required to have our auditors attest to our assessment and our CEO and CFO to individually opine on the effectiveness of our internal controls over financial reporting for the fiscal year ended December 31, 2008. We have completed an initial assessment of our internal control environment. We did identify material weaknesses which will be addressed during the year ended December 31, 2008. If we are unable to complete this testing by the end of the year we would be deficient in our reporting obligations under the Exchange Act, which may restrict our access to capital markets. Under any of these circumstances, we could be subjected to additional regulatory scrutiny and suffer a loss of public confidence in our internal control, which could have a negative impact on our financial performance and the market value of our common stock.

OUR COMMON STOCK COULD BE CONSIDERED A “PENNY STOCK” WHICH COULD MAKE IT DIFFICULT FOR INVESTORS TO PURCHASE AND DISPOSE OF OUR SHARES

          The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The SEC has adopted regulations under this statute that defines a penny stock generally to be any non-NASDAQ equity security that has a market price of less than $5.00 per share. The SEC’s definition of a penny stock is likely to apply to the Company’s common stock. As such, the common stock would be subject to certain risks associated with trading in penny stocks. These risks include, but are not limited to, difficulty for investors in purchasing or disposing of shares, obtaining accurate bid and ask quotations, establishing the market value of the shares, and a lack of securities analyst coverage.

          Unless exempt, for any transaction in a penny stock, the rules require the delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker/dealer’s disciplinary history and the customer’s rights and remedies in case of fraud or abuse in the sale. Disclosure is also required with respect to commissions payable to both the broker/dealer and the registered representative and current quotations of securities. Also, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS, STOCKHOLDERS MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT IN OUR COMMON STOCK.

          We have not paid any dividends on our common stock and we do not intend to declare and pay any dividends on our common stock. Earnings, if any, are expected to be retained by us to finance and expand our business.

ITEM 2. DESCRIPTION OF PROPERTY.

          We entered in to a new sublease for our corporate offices at Ten Progress Drive Shelton, CT, effective October 1, 2007, which renews automatically in one year increments. Our new corporate offices consist of 12,920 square feet of space with a gross annual rental of $125,970.

          We lease approximately 12,500 square feet of office space in nine other states for our operating units. The lease expirations range from March 2009 to October 2011.

          We believe that the condition of our leased facilities is excellent and that the provided space is sufficient for our use and operation at the present time. In the opinion of management, these properties are adequately insured and suitable for our anticipated future use.

          Our property is not leased from an affiliate.

ITEM 3. LEGAL PROCEEDINGS.

          The Company is involved in certain legal proceedings and is subject to certain lawsuits and compliance regulations in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that the resolution will not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock was initially traded on the Pink Sheets in March 2005 under the symbol “AYHG.PK”. In June 2005, as a result of our reverse merger transaction, we changed our symbol to “HCNV.PK”. Our stock currently trades on the over the counter bulletin board under the symbol “HCNV.OB” The table below sets forth the high and low sales prices of our common stock during the last two years.

	2007
	High	Low

First Quarter	$5.00	$1.40
Second Quarter	$7.00	$2.50
Third Quarter	$3.50	$2.05
Fourth Quarter	$3.50	$1.05

Holders

As of March 28, 2008, 38,615,363 shares of our common stock are issued and outstanding and there are approximately 128 shareholders of record.

Dividends

          The Company has never paid dividends and does not expect to pay dividends for the foreseeable future.

          There is an extremely limited and illiquid public market for the Company’s common stock. The common stock is currently quoted on the over the counter bulletin board (HCNV.OB), but trading has historically been minimal. As of December 31, 2007, 38,600,407 shares of our common stock are issued and outstanding. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks brokers and other fiduciaries.

          We became a reporting company under the Exchange Act upon the effectiveness of our Form 10-SB registration statement. The effective date for Form 10-SB was February 13, 2007.

          The SEC has recently adopted amendments to Rule 144 which became effective on February 15, 2008. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

          Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

     • 1% of the total number of securities of the same class then outstanding, which will equal 313,664 shares (assuming the underwriters do not exercise their over-allotment option) immediately after this offering; or

• the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

• provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

          Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

TRANSFER AGENT

          Our transfer agent is American Stock Transfer and Trust Company. Their address is 6201 15th Avenue Brooklyn, New York, 11219.

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

          In June 2005 through April, 2006, we sold approximately $1,257,985 in principal amount of convertible debentures to 18 investors (“June Offering”). In addition to the convertible debentures, we issued 1,257,985 shares of our common stock to these investors. The holders of such notes and common stock represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

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

          In June 2006, the Company sold a total of 142,669 shares of restricted common stock to several of its key managers for aggregate net proceeds of approximately $107,000 and warrants were exercised by a shareholder with the Company realizing $500,000 in net proceeds. These proceeds were applied to an outstanding note payable to the same shareholder in the amount of $500,000.

          On July 11, 2006, we issued a convertible promissory note to the Rubin Family Irrevocable Stock Trust in the principal face amount of $200,000, to be funded $100,000 upon issuance of the note and $100,000 on August 11, 2006. The convertible debentures are convertible only if the amount owing there under are not repaid. The holder of such note represented in writing that it was an accredited investor and acquired the securities for its own account. On October 10, 2006, the Company paid the Rubin Family Irrevocable Stock Trust $203,812 in full satisfaction of the principal and accrued interest on the note. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

           In September 2006, through March 2007, we sold 3,256,400 shares of our common stock for $3,256,400 to 15 investors (“September Offering”). In addition to the shares of our common stock, we issued warrants to purchase 3,256,400 shares of our common stock at $1.25 per share to these investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

           In March 2007, in connection with the September Offering, we requested that the investors exercise their respective warrants issued in the September Offering and in return receive an additional 2007 warrant at an exercise price of $3.00 for every two warrants exercised from the September Offering. During March and April 2007, we received approximately $1,187,500 from the exercise of the September Offering warrants and have issued 2007 warrants for an additional 475,000 shares of our common stock to five (5) September Offering investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

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

          In October 2007, the Company sold to one (1) private investor a total of 250,000 shares of restricted common stock for aggregate net proceeds of $500,000. The investor represented in writing that it was an accredited investor and acquired the securities for its own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

          In addition to the sale of restricted stock to the above mentioned investor, the Company entered into a one-year consulting agreement with this investor. As compensation for the services to be rendered the Company agreed to, and has, issued 133,000 shares of restricted common stock.

          During the fourth quarter of 2007, the Company issued to five (5) private investors approximately $6.4 million of twelve month, 10% interest, senior secured convertible debentures. Of this amount, approximately $1.4 million of the convertible debentures were issued as a result of four of the investors converting previously issued promissory notes. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3 million of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the note holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. Additionally, and in connection with the issuance of these convertible debentures, the Company issued 636,477 warrants to the five private investors which are exercisable at any time prior to expiry at a strike price equal to the strike price for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 trading days prior to the expire date per share. The Warrants have a five year maturity date from the date of the note issuance. The term “Qualified Financing” is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

           In addition to the sale of $6.4 million worth of convertible debentures mentioned above the Company issued a $150,000 twelve month, 10% interest, senior secured convertible debenture on November 26, 2007 in satisfaction of a placement fee with one of its investors. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 75% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 25% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $27,000 is being amortized over the life of the debenture through a charge to interest expense. The convertible debenture of $150,000 is reflected on the consolidated balance sheets net of the unamortized portion of beneficial conversion discount of $24,750. For the year ended December 31, 2007, the Company recorded interest expense of $2,250 related to the beneficial conversion discount. In connection with the previously mentioned financing, the Company also paid $240,000 in cash and issued 192,000 warrants in the fourth quarter of 2007 to purchase its common stock to a financial advisor. The warrants had a fair value of $281,278 on the commitment date. The fair value of the warrants was determined by using the Black-Scholes model assuming an exercise price of $0.85, a risk free interest rate of 5%, volatility of 152% and an expected life equal to the contractual life of the warrants.

           On December 21, 2007, the Company satisfied $500,000 of accrued expenses due to a vendor by issuing $500,000 of twelve month, 10% interest, senior secured convertible debentures. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00.

           Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $360,000 will be amortized over the life of the debenture through a charge to interest expense.

           During the first quarter of 2008, the Company sold an additional $425,000, of which $250,000 was sold to the Chairman of the Company, under terms identical to those outlined above relating to the $6.4 million convertible debentures sold during the fourth quarter of 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          This management’s discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect(s),” “plan(s),” “anticipate(s),” “believe(s),” “estimate(s),” “predict(s),” “intend(s),” “potential” and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management’s assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

          The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited financial statements for the years ended December 31, 2007 and 2006, contained elsewhere in this Annual Report on Form 10KSB.

OVERVIEW

          HC Innovations, Inc. (the “Company”, “We”, “Us”, or “Our”) is a holding company incorporated in Delaware that, through its subsidiaries, provides specialty care management products and services.

          Our wholly owned subsidiary and operating company is Enhanced Care Initiatives, Inc. (“ECI”). ECI is a specialty disease and care Management Company comprised of several divisions each with a specific focus and intervention. Our mission is to identify subgroups of people with high costs and disability and to create and implement systems that improve their health, resulting in dramatic reductions in the cost of their care. As a specialty disease and care Management Company, we bring to our clients the ability to impact the health and cost of their sickest, costliest subsets of patients. We combine our proprietary state of the art information systems with highly trained nurses and nurse practitioners. We provide intense, hands-on involvement with call center backup and biometric monitoring. We connect care around the patient and around the clock, providing case management if the patient requires hospitalization or rehabilitation in a nursing home — always working to bring the patient safely home. We connect directly with the patient’s physician by going with the patient to doctor visits. The applications for our unique systems are numerous.

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

          Management has retained an investment advisory firm for the purpose of developing a strategy to secure additional capital for working capital, continued investment in information systems and the ongoing execution of our growth plans. As is typical with early stage, growth companies, 2005, 2006 and 2007 losses are largely a result of business development expenses as well as significant investment in building infrastructure for growing the Company’s divisions, business and clinical systems and programs. During 2007, the Company opened NP Care operations in the states of Illinois and Massachusetts bringing the total number of NP Care operations to seven at December 31, 2007. During 2007 the Company opened Easy Care operations in the state of New York under a contract with Health Insurance Plan of New York (“HIP”) bringing the total number of Easy Care operations to four at December 31, 2007. During the first quarter of 2008 the Company opened Easy Care operations in the state of Alabama bringing the total number of Easy Care operations to five at March 30, 2008. The Company enrolled the first two members in Alabama on March 11, 2008.

          In addition to the new operations opened during 2007, the Company has experienced growth in members under care within its Easy Care Operations. During the second half of 2007, members under care increased by approximately 2,000 representing a 186% growth rate when compared to members under care at June 30, 2007.

RESULTS OF OPERATIONS

          The Company’s focus for the past five years was to invest in the areas of IT/Systems building, clinical protocol training and development, human resource recruiting, training and development as well as marketing and business development expense. The Company has invested heavily in the development of its proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. During the past three years the Company has also invested in additions to its management and systems infrastructure in anticipation of rapid growth of its programs.

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

TWELVE-MONTHS ENDED DECEMBER 31, 2007 AND 2006 Revenues.

          For the twelve months ended December 31, 2007, net revenue was $12,880,723, representing an increase of $6,714,631 or 109% as compared to the net revenue of $6,166,092 for the twelve months ended December 31, 2006. The increase is a result of growth from existing operations in the amount of $1,307,809 or 21% as compared to the twelve months of 2006 as well as $5,406,822 of revenue from new operations in the twelve months of 2007. During the twelve months of 2007, new NP Care operations generated $2,762,028 in revenue and new Easy Care operations generated $2,644,794 in revenue.

Cost of Net Revenue and Gross Profit.

          For the twelve-months ended December 31, 2007 cost of net services was $12,480,408 which represents an increase of $7,447,272 or 148% as compared to the cost of net services of $5,033,136 for the twelve months ended December 31, 2006. For the twelve months ended December 31, 2007 gross profit was $400,315, 3% of net revenues, which represents a decrease of $732,641 (65%) as compared to the gross profit of $1,132,956, 18% of net revenue, for the twelve-months ended December 31, 2006.

Selling, General and Administrative Expense (“SG&A expenses”).

          SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the twelve-months ended December 31, 2007 total SG&A Expenses were $10,169,374 representing an increase of $6,204,837 (157%) as compared to the total SG&A Expenses of $3,964,537 for the twelve-months ended December 31, 2006.

Depreciation and Amortization

          Depreciation and amortization expense are calculated using the straight line method over the estimated useful lives of the assets, or, in the case of leasehold improvements over the remaining term of the related lease, whichever is shorter. For the twelve months ended December 31, 2007 depreciation and amortization expense included in operating expenses was $460,888 representing an increase of $191,248 (71%) as compared to the total depreciation and amortization expense of $269,640 for the twelve-months ended December 31, 2006.

Income (Loss) from operations.

          For the twelve-months ended December 31, 2007 we incurred a loss from operations of $(10,229,947) representing an increase of $7,128,726 (230%) compared to ($3,101,221) for the twelve-months ended December 31, 2006. These changes are a result of factors mentioned above as well as the costs associated with the stock acquisition agreement. We expect improvement to our results of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

INCOME TAX EXPENSE.

          The Company has incurred net operating losses (NOLs) since inception. At December 31, 2007, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $9.3 million, which is available to offset future federal taxable income, if any, ratably through 2027. These NOL’s are subject to review by federal and state tax authorities. Any significant change in ownership, as defined in Section 382 of the Internal Revenue Code, may result in limitation on the amount of net operating loss which could be utilized in a single year.

PLAN OF OPERATIONS - EASY CARE

Primary Strategy.

          Our primary strategy consists of the following:

          1. MANAGED MEDICARE MARKET - Currently over five million enrolled — 150,000 Easy Care(SM) eligible. We are focusing on small to medium sized Medicare Advantage programs with Medicare enrollment between 10,000 and 60,000. These plans are independent and not part of large networks; they are growing their Medicare membership, and are less likely to have their own disease management programs. Most of these plans are well established, though some are relatively new to Medicare. We believe we are well positioned to grow with the enrollment of these companies.

(SOURCE OF ABOVE DATA: http://www.cms.hhs.gov/ CENTERS FOR MEDICARE & MEDICAID SERVICES (CMS), U.S. DEPARTMENT OF HEALTH & HUMAN SERVICES)

MANAGED CARE DIRECT CONTRACTS
CURRENT CONTRACT

HEALTH PLAN	LOCATION	ENROLLED EASY CARE

HealthSpring	TN	998 at 12/31/07

HealthSpring	TX	39 at 12/31/07

HealthSpring	AL	-0- at 12/31/07

Health Insurance	NY	1,200 at 12/31/07
Plan of New York

Amerigroup	TX	252 at 12/31/07

          2. SUBCONTRACTING WITH POPULATION BASED-SINGLE DISEASE ORIENTED DISEASE MANAGEMENT COMPANIES — many of these companies either have large Medicare populations, are partnering with an HMO in a CCI (Medicare demonstration project), or seeking contracts with the states for Medicaid populations which include the disabled. In these cases we are subcontracting with the company and enabling them to provide a complete spectrum of care which includes hands-on and presence in the community for the medically complex and frail; a capability which none of these companies has developed: Alere, Health Dialog, Health Management Corp/Wellpoint and McKesson.

DSM COMPANY	LOCATION	COMMENT

McKesson	IL	621 at 12/31/07

HealthSpring	TN	50 at 12/31/07

Aetna	NJ	21 at 12/31/07

          3. MEDICAID CONTRACTS – although this is a population which could benefit from our programs, the sales cycle is very long (up to two years) and the RFP (Request for Proposal) process is too distracting for EASY CARE(SM) at this time. Our approach in this context is to partner with other Disease Management and Managed Care Organizations as part of their Request for Proposal responses.

          4. MCKESSON – we have a partnership agreement in place and are working with their Disease Management Division on specific opportunities. A Contract was signed in March 2007 for State of Illinois Medicaid patients in long term care facilities.

PLAN OF OPERATIONS - NP CARE

          We hope to achieve growth at a rate of nine facilities per quarter over a period of four years in targeted markets. We anticipate growth will then slow down secondary to saturation of prime facilities, decreased availability of nurse practitioners and potential competition.

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

Financial Engine

NP Care’s revenue streams include four channels:

o Fee-for-Service — our nurse practitioners are paid on an event basis in all of our current nursing homes.

o Special Services — Resident Risk Assessments, Employee Physicals, Nursing Home-based Educational programs are available on a service-based fee schedule.

o Medicare Advantage SNPs — we have entered into a relationship with Aetna to be the nurse practitioner source of care for their managed care nursing home patients in select homes in New Jersey. We have also entered into a contractual relationship with HealthSpring in Nashville, Tennessee.

o MCKESSON - we have a partnership agreement in place and are working with their Disease Management Division on specific opportunities. A Contract was signed in March, 2007 for State of Illinois Medicaid patients in long term care facilities.

LIQUIDITY AND CAPITAL RESOURCES

           We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible debentures and cash flows from operations. At December 31, 2007 and 2006, we had approximately $3.4 million and $150,000, respectively, in cash and cash equivalents. Operating activities for the twelve-months ended December 31, 2007 used $9.6 million, representing an increase of $7.8 million (419%) when compared to the cash used in operating activities of $1.8 million for the twelve-months ended December 31, 2006. This change is primarily due to the increased investment in building corporate infrastructure; start-up costs associated new contracts and increased spending with respect to business development.

          During 2004, the Company entered into a subscription agreement with an investor whereby the investor purchased 2,748,897 shares of common stock at an aggregate purchase price of $500,000.

          During 2004, the Company entered into agreements with banks to establish line of credit facilities to finance the on-going operations of the Company. As of December 2007 and 2006, the total amounts outstanding on the lines of credit were $200,000 and $200,000, respectively.

          During 2004, the Company (Borrower) entered into a loan agreement with The Rubin Family Irrevocable Stock Trust (Lender), a shareholder of HCI, whereby the Lender extended a line of credit facility in the original principal amount not to exceed $500,000 to the Borrower for general Corporate purposes. On December 31, 2007 and 2006, there was $-0- and $-0- outstanding on the line of credit, respectively.

          In June 2005 through April, 2006, we sold approximately $1,257,985 in principal amount of convertible debentures to 18 investors (“June Offering”). In addition to the convertible debentures, we issued 1,257,985 shares of our common stock to these investors. The holders of such notes and common stock represented in writing that they were “accredited investors” and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

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

          On July 11, 2006, we issued a convertible promissory note to the Rubin Family Irrevocable Stock Trust in the principal face amount of $200,000, to be funded $100,000 upon issuance of the note and $100,000 on August 11, 2006. The convertible debentures are convertible only if the amounts owing thereunder are not repaid. The holder of such note represented in writing that it was an

“accredited investor” and acquired the securities for its own account. On October 10, 2006, the Company paid the Rubin Family Irrevocable Stock Trust $203,812 in full satisfaction of the principal and accrued interest on the note. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

          In September 2006 through March 2007, we sold 3,256,400 shares of our common stock for $3,256,400 to 15 investors (“September Offering”). In addition to the shares of our common stock, we issued warrants to purchase 3,256,400 shares of our common stock at $1.25 per share to these investors. The investors represented in writing that they were “accredited investors” and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

          In March 2007, in connection with the September Offering, we requested that the investors exercise their respective warrants issued in the September Offering and in return receive an additional warrant at an exercise price of $3.00 for every two warrants exercised from the September Offering. During March and April 2007, we received approximately $1,187,500 from the exercise of the September Offering warrants and have issued 2007 warrants for an additional 475,000 shares of our common stock to five (5) September Offering investors. The investors represented in writing that they were “accredited investors” and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

          During the second quarter of 2007, the Company sold to four (4) private investors a total of 1,666,667 shares of restricted common stock for aggregate net proceeds of $5,000,000. Additionally, the Company issued warrants to purchase 833,333 shares of common stock at a strike price of $4.00 to these same investors, the warrants are exercisable for a period of four (4) years. The investors represented in writing that they were “accredited investors” and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

          During October of 2007, the Company sold to one (1) private investor a total of 250,000 shares of restricted common stock for aggregate net proceeds of $500,000. The investor represented in writing that it was an “accredited investor” and acquired the securities for its own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

          In addition to the sale of restricted stock to the above mentioned investor, the Company entered into a one-year consulting agreement with this investor. As compensation for the services to be rendered the Company agreed to, and has, issued 133,000 shares of restricted common stock.

          During the fourth quarter of 2007, the Company issued to five (5) private investors approximately $6.4 million of twelve month, 10% interest, senior secured convertible debentures. Of this amount, approximately $1.4 million of the convertible debentures were issued as a result of four of the investors converting previously issued promissory notes. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3 million of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the note holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. Additionally, and in connection with the issuance of these convertible debentures, the Company issued 636,477 warrants to the five private investors which are exercisable at any time prior to expiry at a strike price equal to the strike price for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 trading days prior to the expire date per share. The Warrants have a five year maturity date from the date of the note issuance. The term “Qualified Financing” is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

          In addition to the sale of $6.4 million worth of convertible debentures mentioned above the Company issued a $150,000 twelve month, 10% interest, senior secured convertible debenture on November 26, 2007 in satisfaction of a placement fee with one of its investors. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 75% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 25% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $27,000 is being amortized over the life of the debenture through a charge to interest expense. The convertible debenture of $150,000 is reflected on the consolidated balance sheets net of the unamortized portion of beneficial conversion discount of $24,750. For the year ended December 31, 2007, the Company recorded interest expense of $2,250 related to the beneficial conversion discount. In connection with the previously mentioned financing, the Company also paid $240,000 in cash and issued 192,000 warrants in the fourth quarter of 2007 to purchase its common stock to a financial advisor. The warrants had a fair value of $281,278 on the commitment date. The fair value of the warrants was determined by using the Black-Scholes model assuming an exercise price of $0.85, a risk free interest rate of 5%, volatility of 152% and an expected life equal to the contractual life of the warrants.

          On December 21, 2007, the Company satisfied $500,000 of accrued expenses due to a vendor by issuing $500,000 of twelve month, 10% interest, senior secured convertible debentures. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00.

          Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $360,000 will be amortized over the life of the debenture through a charge to interest expense.

          During the first quarter of 2008 the Company sold an additional $425,000, of which $250,000 was sold to the Chairman of the Company, under terms identical to those outlined above relating to the $6,000,000 convertible debentures sold during the fourth quarter of 2007.

          In August, September and November 2006, Dr. Chess, our President and Chief Executive Officer and his brother, loaned NP Care, LLC an aggregate of $345,000 as evidenced by five demand promissory notes. The interest rate for each note is ten percent (10%) per annum and each matured at varying dates between September and January 2007. On November 3, 2006, the Company paid Dr. Chess $51,276 in satisfaction of principal and accrued interest on one of the notes and has made payments of $10,000 towards another of the loans. The other four notes continue to accrue interest until paid in full and have a principal balance of $285,000 at December 31, 2006.

          During 2007 the Company borrowed on a short term basis an additional $50,000 from Dr. Chess and paid the note with accrued interest back during the fourth quarter of 2007. The Company paid back $50,000 to Dr. Chess’ brother during the fourth quarter of 2007 resulting in a balance payable to Dr. Chess as of December 31, 2007 of $235,000.

          During December 2005, the Company entered into a Memorandum of Understanding (“MOU”) with BioScrip, Inc. (“BioScrip”). BioScrip provided a $250,000 refundable advance towards the purchase of $1,500,000 worth of HCI common stock. BioScrip did not purchase the common stock and the MOU was terminated due to disputes arising between the Company and BioScrip regarding the return of the advance. Under the terms of a settlement agreement dated October 11, 2006, BioScrip and HCI agreed to settle the amount owed to BioScrip for a single payment of $125,000 in full and final settlement and the Company made this payment on November 15, 2006.

          During 2004, the Company entered into a loan agreement with The Rubin Family Irrevocable Stock Trust, a shareholder of HCI, whereby the Lender extended a line of credit facility in the original principal amount not to exceed $500,000 to the Borrower for general company purposes. On December 31, 2007 and 2006, there was $-0- and $-0- outstanding on the line of credit, respectively.

          The Company has expended significant amounts for the development of software for internal use. During 2007 and 2006, the Company expended $1,126,508 and $638,270, respectively for capitalized software costs. The Company used one vendor to develop this software.

Accounts Receivable

          As of December 31, 2007 and 2006, the Company’s accounts receivable aging by major payers was as follows:

December 31, 2007

	0- 30	31 - 60	61 - 90	> 90	Total

MEDICARE	$381,268	$95,460	$76,711	$190,782	$744,221
MEDICAID/STATE WELFARE	11,842	9,917	10,898	49,387	82,044
BLUE CROSS/BLUE SHIELD	33,267	19,154	18,040	59,626	130,088
HEALTH NET	5,779	1,766	1,193	5,320	14,058
OTHER PRIVATE	1,055,844	87,374	62,563	39,867	1,245,648

	$1,488,000	$213,672	$169,406	$344,981	$2,216,059

December 31, 2006

	0- 30	31 - 60	61 - 90	> 90	Total

MEDICARE	$181,598	$12,376	$11,007	$7,693	$212,674
MEDICAID/STATE WELFARE	10,300	540	78	181	11,099
BLUE CROSS/BLUE SHIELD	12,752	1,933	1,092	6,531	22,308
HEALTH NET	7,880	2,608	604	1,480	12,572
OTHER PRIVATE	45,407	11,553	5,419	9,790	72,169

	$257,937	$29,010	$18,200	$25,675	$330,822

          Receivables recorded at December 31, 2007 consist primarily of fees for services to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by a third party billing company responsible for collecting amounts due.

          A significant portion of the Company’s fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in the Company’s consolidated financial statements for year ended December 31, 2007 is recorded at the amount ultimately expected to be received from these payers. For the year ended December 31, 2007 there were $4,565,333 recorded as contractual allowances.

          Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management’s expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. For the years ended December 31, 2007 and 2006, the bad debt direct write-offs totaled approximately $0 and $48,000, respectively.

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

          The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of December 31, 2007 are as follows:

Years Ending December 31,

2008	508,576
2009	523,241
2010	309,307
2011	11,574
2012	46,767

Total minimum lease payments	1,399,465

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

REVENUE RECOGNITION

     The Company’s revenue includes fees for service revenue and revenue from capitated contracts. A significant portion of the Company’s fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs.

     Revenue from APRN and MD services are generated from billings to a patient’s respective insurance carrier, health maintenance organization, Medicare and Medicaid. Payments from these sources are generally based on prospectively determined rates that vary according to a classification system based on clinical, diagnostic and other factors and are substantially below established rates.

     The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain service revenues and receivable balances in the month service is provided and revenue is recognized, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a substantial portion of the Company’s total net revenues and receivables reported in the accompanying consolidated financial statements are recorded at the amount ultimately expected to be received from these payors. Net revenues from fee for service patients are recorded in the month service is provided by credentialed practitioners.

     The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for the years ended December 31, 2007 and 2006. Further, the Company does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2007 contractual allowance amounts from Medicare, Medicaid and other third-party payors to be significant to its future operating results and consolidated financial position.

     Revenues from capitated contracts are recorded monthly based on the number of members covered under each capitated contract per month. In October of 2007, the Company entered into new capitated contracts with HealthSpring to provide services under the Easy Care Program that contains a 25% at risk component. The at risk component is based upon the Company achieving certain performance criteria on an annual basis. As of December 31, 2007, the Company had insufficient data from which to determine if those performance criteria will be met and if that revenue component will be realized. The Company will realize this revenue in 2008 when, and if, the amount is both determinable and reasonably assured and is no longer subject to refund. Accordingly, the Company has deferred approximately $221,000 of revenue as of December 31, 2007 associated with the HealthSpring contracts. In February of 2007, the Company entered into a capitated contract with McKesson Health Solutions under the NP Care program to provide care management services to McKesson enrollees that contains a 20% at risk component. The at risk component is based on the Company providing to McKesson a return on investment of 2:1 for the first year of service. As of December 31, 2007, the Company was unable to determine the return on investment, and accordingly, deferred approximately $34,000 of revenue as of December 31, 2007. The Company will realize this revenue in 2008 when, and if, the amount is both determinable and reasonably assured and is no longer subject to refund.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     The Company has capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

     The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by the Company with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

OTHER LONG-LIVED ASSETS

     We account for our long-lived assets (excluding goodwill) in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significant increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using a discounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

     Other long-lived assets, such as identifiable intangible assets, are amortized over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the assets may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the assets’ carrying cost over its fair value. As described above, there is inherent subjectivity involved in estimating future cash flows, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result we may be required to recognize impairment charges in the future. No such impairments were identified in 2007 and 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards (SFAS) No. 107, “Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of the Company’s financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The fair value of the Company’s lines of credit, notes payable, capital lease obligations and convertible debentures were estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the lines of credit, notes payable, capital lease obligations and convertible debentures approximate their carrying value due to the use of market interest rates. The Company’s financial instruments are held for other than trading purposes.

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

STOCK BASED TRANSACTIONS

     The Company accounts for share based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Under the provisions of SFAS No. 123(R), share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at the grant date, based on the fair value of the equity instruments issued and is recognized as an expense over the requisite service period.

     In connection with the valuation of equity transactions that occurred from January 1, 2006 to May 11, 2006, the Company considered SFAS No. 123(R), specifically paragraph 7, and also considered the American Institute of Certified Public Accountants ("AICPA") Task Force's Audit and Accounting Practice Aid-- Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the "AICPA Practice Aid"). As a company without significant resources, management concluded that the expenditure of limited available funds to engage an outside valuation specialist to perform contemporaneous and comprehensive valuations during the period from January 1, 2006 to May 11, 2006, was not an appropriate use of financial resources. We instead derived relevant valuations internally considering SFAS 123 (R) and the AICPA Practice Aid and evaluated those figures in light of accounting principles generally accepted in the United States of America to establish fair values for accounting purposes.

INCOME TAXES

     Deferred income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company establishes a valuation allowance if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized.

     The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception through 2007 remain open to examination by the I.R.S. and state authorities.

     On January 1, 2007 the Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN No. 48 did not have any material impact on the Company’s consolidated financial statements.

     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

ACCOUNTING STANDARDS NOT YET ADOPTED

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, and the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. As permitted, the Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effects, if any, that SFAS No. 157 may have on our consolidated financial condition and consolidated results of operations.

     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the effects, if any, that SFAS No. 159 may have on our consolidated financial condition and consolidated results of operations.

     In June 2007, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The Statement is effective for fiscal years beginning after December 15, 2007. The Company does not expect that upon adoption, this guidance will not have a material effect on our consolidated financial condition and consolidated results of operations.

     In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”

(EITF 06-11), which requires entities to record to additional paid in capital the tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. The Company estimates that upon adoption, this guidance will not have a material effect on our consolidated financial condition and consolidated results of operations.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) which retained the underlying concepts of SFAS No. 141, in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (4) acquisition-related transactions and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160) which amends ARB 51 to establish new standards that will govern the accounting for reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interest be treated as equity transactions if control is maintained; and (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim period with those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Company is currently evaluating the effects, if any, that SFAS No. 160 may have on the Company’s consolidated financial condition and consolidated results of operations.

ITEM 7. Financial Statements.

See the F-Pages contained herein, which include our audited consolidated financial statements. The information required by this item is contained in the consolidated financial statements set forth in Item 15(a) under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-KSB.

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

ITEM 8A (T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and Acting CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

     Based on the evaluation, the Company’s Chief Executive Officer and the Company’s Acting Chief Financial Officer concluded that there were material weaknesses in the Company’s system of Internal Controls. As of December 31, 2007, there was not an independent Board of Directors and accordingly, there was not an independent Audit Committee with the appropriate Financial Expert. Additionally, as of December 31, 2007, there were insufficient resources within the Company’s accounting and finance department resulting in an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures. Due to the pervasive effect of the lack of resources, and the absence of an independent Board of Directors and Audit Committee, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

Remediation Plans

     Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and has implemented the following steps:

1)

On March 21, 2008, HC Innovations, Inc. (the “Company”) appointed four (4) new members to its Board of Directors, bringing the total number of Directors to five. The Company appointed Mr. James Bigl, who was appointed as the Chairman of the Board, Mr. Richard Rakowski, Mr. Orlo L. Dietrich and Mr. Jeffrey L. Zwicker, the Company’s former Chief Financial Officer and former Chief Operating Officer.

2)

On February 18, 2008, the Company obtained additional accounting and finance staff with the requisite experience and training to provide additional resources for internal preparation and review of financial reports. Additionally, the Company engaged the services of an outside firm to assist in the review of our financial reporting and complex accounting transactions.

3)	Developed procedures to implement a formal monthly closing calendar and process and hold monthly review meetings to review results of operations as compared to monthly plans.

4)	Established a detailed timeline for review and completion of financial reports to be included in our future filings Forms 10-Q and 10-K.

Changes in Internal Controls

     As stated herein, the Company is currently working on changes to its internal control over financial reporting and hopes to have these changes fully implemented by the end of the fiscal third quarter of 2008.

Limitations on the Effectiveness of Controls

     Our management, including our CEO and Acting CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control over Financial Reporting

     The management of HC Innovations, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on those criteria as indicated above and remediation plans have been put in place.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange

Commission that permit us to provide only management’s report in this annual report.

ITEM 8B. Other Information.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information concerning each of the Company’s directors and executive officers:

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

NAME	AGE	POSITION

David Chess, M.D.	54	President, Chief Executive Officer, Chief Medical Officer, and Director

Emile A. Laliberte	49	Acting Chief Financial Officer, Corporate Controller, Secretary, and Treasurer

Mary Krentzman, MS, RN	57	Vice President Clinical Operations

James J. Bigl	44	Chairman of the Board

Jeffrey L. Zwicker	64	Director

Orlo L. Dietrich	61	Director

Richard Rakowski	56	Director

          Listed below is certain information concerning our directors and executive officers. Each of our executive officers is a full time employee of ours.

           DAVID CHESS, M.D. is our President, Chief Executive Officer, Chief Medical Officer, and Director. Dr. Chess is a Geriatrician, Internist and Entrepreneur with over 20 years’ experience. Dr. Chess has been practicing medicine as a Physician with PriMed - Internal Medicine and Geriatrics since 1985 till present. He also served as Vice President Medical Affaires in the Hewitt Organization from 1998 to 2002. David also serves as President of Project Patient Care (PPC), a non-profit 501(c) 3 patient advocacy organization he founded in January 2000. David has recently co-authored a paper with David Nash and his team at Department of Health Policy, Jefferson Medical College entitled, “Pharmacy Utilization and the Medicare Modernization Act A Review of the Literature,” published in the MILBANK QUARTERLY in spring 2005. During the period from 2001 to 2003, Dr. Chess also consulted for Kidd and Company. He received his Medical Degree from Creighton University School of Medicine, performed his Internal Medicine Internship and Residency at Albert Einstein School of Medicine, and was Chief Resident in Internal Medicine at Bridgeport Hospital. He is an Alpha Omega Alpha recipient. David is an Associate Clinical Professor of Medicine at Yale University School of Medicine.

           EMILE LALIBERTE, CPA is our acting Chief Financial Officer, Corporate Controller since December 2007 and was appointed our Secretary and Treasurer in

March 2008. Mr. Laliberte brings more than 20 years experience in both private and publicly held companies ranging in size from under five million to over 100 million in annual revenue. From December 2005 to March 2007, Mr. Laliberte was the Accounting Manager with Aircastle Advisors (AYR), an aircraft leasing company that completed a successful initial public offering in August of 2006. Prior to Aircastle Mr. Laliberte held Controllership positions primarily in the telecommunications/software sector including five years with a multi-national division of ADC Telecommunication (ADCT). Mr. Laliberte has a BS in Accounting from Fairfield University and is a licensed CPA in the State of Connecticut.

           BRETT COHEN, Executive Vice President, Operations, joined the company as Vice President of Strategic Development in 2007 and was promoted to Executive Vice President of Operations in 2008. Prior to joining ECI, Mr. Cohen had several management positions at UnitedHealth Group, most recently as the Senior Director of Operations and Finance for the New England region of Evercare, a division which provides health plans and care management to nursing home residents and community-based dual eligible or chronically ill individuals. Prior to his tenure with UnitedHealth Group, Brett served as Vice President, Business Development and Clinical Research Administration for Clinical Research Consultants, Inc., a site management organization specializing in clinical trials of pharmaceutical and biotechnology products. While there, Brett was responsible for revenue growth of over 150%, profit margin expansion of over 50%, and ultimately the negotiation of the sale to a national company.

           Brett began his career as a management consultant with APM/CSC Healthcare where he focused on strategic planning and operational redesign projects for hospitals and health systems. Mr. Cohen has served as director on the boards of Big Brothers/Big Sisters of Southwestern Connecticut, Clinical Research Consultants, Inc. and Previva, Inc.

           Brett has a BA in Psychology from Yale University and an MBA in Finance and Healthcare Management from the Wharton School at The University of Pennsylvania.

           TINA BARTELMAY, Executive Vice President and Chief Marketing Officer, brings more than twenty four years of diverse industry experience, including 15 years of sales, consulting and operations leadership in several care and disease management companies. Prior to joining ECI in March 2008, Tina was the Vice President of Employer Solutions for OptumHealth, a UnitedHealth Group company, where she led a world class team of sales and business development professionals. Previously, Tina served as the Vice President of Sales and Account Management for Avivia Health from Kaiser Permanente, Executive Vice President of Operations for CNA Health Partners and running her own consulting company.

           Tina has an MBA from Texas A&M University, and a BS in Allied Health Professions from Ohio State University.

           VINCENT PENRY, APRN, Senior Vice-President Clinical Operations /NP Care, is a board certified Advanced Practice Registered Nurse and Co-founder of NP Care, playing a key role in its initial development and ongoing implementation. He combines unique skill sets which make Vin an instrumental part of HCNV. Vin combines extraordinary leadership, communication and clinical skills with a strong work ethic. These characteristics have allowed us to grow from one nurse practitioner four years ago to over 100 nurses today.

           Vincent’s clinical experience includes geriatric, long term, sub-acute and acute care settings. He has been active in the development and evolution of nurse practitioner-driven medical services within skilled nursing facilities. He earned a BS in Nursing from Quinnipiac University and an MS in Nursing from Southern Connecticut State University.

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

           JIM BIGL was appointed as a Director and Chairman of the Board in March 2008. Mr. Bigl President and CEO of NMHC, a national leader in managing prescription benefits for employers, unions, government, and managed care groups from June 2000 to August 2004. Mr. Bigl transformed NMHC by overseeing a successful blend of strategic acquisitions with organic growth that drove financial performance and shareholder value--NHMC’s stock grew more than ten-fold and the company was recognized by Fortune Magazine and other publications as one of the fastest growing public companies in the U.S. (Fortune ranking #27 in 2003 and #6 in 2004). Currently, Mr. Bigl is a corporate strategic advisor to several companies and is enrolled in Walden University’s Ph.D. program studying leadership and organizational change. Jim has extensive experience in health plan operations, pharmacy supply chain administration, retail operations, technology, real estate, fulfillment, mergers and acquisitions, as well as being a founder/principal in several start-up operations. Mr. Bigl received undergraduate degrees in electrical engineering technology and business and an MBA from Rensselaer Polytechnic Institute.

           ORLO DIETRICH was appointed as a Director in March 2008. Following five years as a pilot in the United States Marine Corps, Mr. Dietrich joined Baxter Healthcare Corporation in 1974. During his eleven years with Baxter, Mr. Dietrich developed and implemented a workers’ compensation management program, developed and taught labor relations training programs to all domestic manufacturing facilities, and developed and implemented a community-based managed care program for Baxter’s domestic manufacturing facilities which replaced the existing employee benefits program. Mr. Dietrich left Baxter in 1985 to start his own company, Burgett & Dietrich (B&D). From 1985 until 1992, B&D developed and managed 140 managed care networks in 33 states for over 100 clients including 45 Fortune 500 companies, developed a third party administration (TPA) designed to function in a managed care environment, a medical management function, a workers’ compensation subsidiary, and a data integration/data warehouse function designed to support the managed care initiatives. In 1992, Mr. Dietrich merged his Company with CoreSource, a national TPA and workers’ compensation Company with 24 offices and 1,500 employees and served as the Chief Operating Officer. In 1995, Mr. Dietrich was instrumental in retracting his original company from CoreSource and selling it to CNA Insurance Company. He served as the President and CEO until 1998. Since 1998, Mr. Dietrich has been involved in numerous small companies in a variety of roles including investor, board member, or advisor. Mr. Dietrich holds a BA degree from the University of Arkansas and a commercial pilot’s license.

           JEFFREY L. ZWICKER was appointed as a Director in March 2008. Mr. Zwicker was our Chief Financial Officer and Chief Operating Office from May 2005 until his retirement in December 2007. Mr. Zwicker has over 35 years of business management experience. From September 2001 until joining the Company, Mr. Zwicker was an independent consultant. Mr. Zwicker served as CFO/COO and ultimately President & CEO and a Director of DeLuca, Inc. (Subsidiary of Perdue Farms, Inc) from April 1993 to August 2001. Prior to his positions with DeLuca, Inc. he served as President/COO and CFO of several early to middle stage, micro and small cap health care, manufacturing, retailing and distribution companies. He holds a Bachelor of Science in Accounting from Quinnipiac University.

           RICHARD RAKOWSKI was appointed to our Board in March 2008. Mr. Rakowski was Chairman of KAAI from its formation in July 2003. He was Chief Executive Officer of KAAI from November 1, 2004 until March 14, 2007. At that time, he resigned as CEO while maintaining his position as Chairman. He is currently the Founding Principal of Intersection, LLC, a strategy and investment firm specializing in healthcare and renewable energy. He was also a Principal of KCO from March 2002 until March 2007. Prior to joining KCO as a Principal, Richard Rakowski’s career spanned manufacturing, consulting, business development, marketing, entrepreneurship and the Presidency of American Healthways, Inc. (NASDAQ: AMHC) from June 2001 to March 2002. From 1992 until 2001, Mr. Rakowski was a founder of New Paradigm Ventures, a consulting and investment firm in the health-care and food industry market. He was also a partner at Marketing Corporation of America. Mr. Rakowski’s background also includes process control consulting work for Fortune 500 Companies in the U.S. and abroad. He holds a BA from City University of New York.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

          Dr. Chess’s current salary is $100,000 and he is presently drawing compensation from NP Care, LLC at the annual rate of $200,000 in the form of guaranteed payments.

Compensation of Directors

          We have not provided for Director Compensation through our fiscal year ended December 31, 2007. However, our newly appointed directors, Messrs. Zwicker, Bigl, Dietrich, and Rakowski, each received options to purchase a total of 250,000 shares of common stock, whereby options to purchase 50,000 shares vested immediately and the remaining options vesting in equal amounts of 50,000 shares per year over the next four years. The issuance of the options to each Director is contingent upon the Director participating in a minimum of three board meetings per year. Further, Mr. Bigl, the non-Executive Chairman of the Board, received additional options to purchase 50,000 for serving as the non-Executive Chairman. All options to be issued to the Directors are issued pursuant to the Company’s 2008 Incentive Compensation Plan.

Stock Option Plan

          In March 2008, the Board of Directors approved the Company’s 2008 Incentive Compensation Plan (the “Plan”). The Plan will be submitted to the Company’s shareholders for ratification at the Company’s next Annual Meeting of Shareholders.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last two (2) years to the Company by its Chief Executive Officer and to each of the Company’s other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2007.

Name and Principal Position	Fiscal Year	Salary	Other Annual Compensation	Restricted Stock Award	Securities Underlying Options

David Chess	2007	$100,000	—	—	—
President, CEO,
Chairman of the	2006	$100,000	—	—	—
Board of Directors

Jeffrey L. Zwicker	2007	$200,000	—	—	—
Former Chief
Financial Officer,	2006	$163,230	—	—	—
Chief Operating
Officer (1)

Emile A. Laliberte	2007	87,863	—	—	—
Acting Chief Financial
Officer and
Corporate	2006	—	—	—	—
Controller

Mary Krentzman	2007	$130,000	—	—	—
Vice President,
Clinical Operations	2006	$132,076	—	—	—

(1) Mr. Zwicker retired in December 2007 and was appointed to our Board in March 2008.

Corporate Governance – Board of Directors

Election of Officers

          Each director is elected at the Company’s annual meeting of shareholders and holds office until the next annual meeting of stockholders or until the successors are qualified and elected. The Company’s bylaws provide for not less than one (1) director and no more than five (5) directors. Currently there are five (5) directors on the Company’s Board; Dr. David Chess, our Chief Executive Officer, James J. Bigl, Chairman, Jeffrey L. Zwicker, Orlo Dietrich, and Richard

Rakowski. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his or her successor is elected and qualified.

          The Company currently does not have any committees of the Board of Directors although it plans to establish one or more committees in the near future, including an audit committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 28, 2008, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the three highest paid persons who are officers and directors of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

STOCKHOLDERS’ NAME AND ADDRESS*	SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OWNERSHIP (1)

Dr. DAVID CHESS (2)	10,095,822	26.4%
EMILE LALIBERTE	—	—
RUBIN FAMILY IRREVOCABLE STOCK TRUST	7,915,590	20.4%
D VINCENT PENRY	2,536,022	6.8%
STEPHEN URCIUOLI	1,889,015	4.9%
JEFFREY L ZWICKER (2)	1,050,130	2.7%
MARY KRENTZMAN	542,463	1.4%
JAMES J. BIGL (2)(3)	100,000	0.3%
ORLO DIETRICH (2)	50,000	0.1%
RICHARD RAKOWSKI (2)	50,000	0.1%

Officers and Directors as a group (Six persons)	11,495,952	29.6%

* Each shareholder’s address is c/o HC Innovations, Inc., 10 Progress Drive, Suite 200, Shelton, Connecticut, 06484.

(1) Based on an aggregate of 38,615,363 shares (on a fully diluted basis) outstanding as of March 28, 2008.

(2) Includes options to purchase 50,000 share of common stock, out of a total of 250,000, which shall vest in equal amounts of 50,000 shares per year over the next four years.

(3) Also includes options to purchase 50,000 shares of common stock issued to Mr. Bigl for his appointment as non-Executive Chairman of the Board.

Options and Common Shares Granted in the Year Ended December 31, 2007

          No options or common shares were granted to executives during the year ended October 31, 2007.

Compliance with Section 16(A) of the Exchange Act

          Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten (10%) percent of the Company’s outstanding common stock, to file with the SEC initial reports of ownership on Form 3 and reports of changes in ownership of common stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

          Based solely on our review of Forms 3, 4 and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2007, all of our officers, directors and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          The Company consolidates all controlled subsidiaries, which control is effectuated through ownership of voting common stock or by other means. In states where ECI is not permitted to directly own a medical operation due to corporate practice of medicine laws in those states, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, ECI conducts business through LLCs that it controls through Dr. Chess, our Chief Executive Officer, as the sole member, and it is these affiliated LLCs that employ Advanced Practice Nurse Practitioners (APRNs) who practice medicine. In such states, ECI generally enters into exclusive long-term management services agreements with the LLCs that operate the medical operations that restricts the member(s) of the affiliated LLCs from transferring their ownership interests in the affiliated LLCs and otherwise provides ECI or its designee with a controlling voting or financial interest in the affiliated LLCs and their operations. The underlying entities (LLCs), which are required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities”, would also be consolidated under the provisions of Emerging Issues Task Force (“EITF”) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements”. The LLCs have been determined to be variable interest entities due to the existence of a call option under which ECI has the ability to require the member(s) of all of the voting equity interests of the underlying LLCs to transfer their equity interests at any time to any person specified by ECI and vote the member(s) interests as ECI instructs. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders. In addition, the Company has an exclusive long-term management services agreement with each of the LLCs and the member(s) of the LLCs which allows the Company to direct all of the non-clinical activities of the LLCs, retain all of the economic benefits, and assume all of the risks associated with ownership of the LLCs. In this manner, the Company has all of the economic benefits and a risk associated with the LLCs, but has disproportionately few voting rights.

          As of December 31, 2006 the Company owed Dr Chess its Chief Executive Officer and his brother a total of $285,000. During 2007 the Company borrowed on a short term basis an additional $50,000 from Dr. Chess and paid the note with accrued interest back during the fourth quarter of 2007. The Company also paid back $50,000 to Dr. Chess’ brother during the fourth quarter of 2007 resulting in a balance payable to Dr. Chess as of December 31, 2007 of $235,000.

          Dr. Chess is presently drawing compensation from NP Care, LLC at the annual rate of $200,000 in the form of guaranteed payments.

          In January of 2008 the Company borrowed from its Chairman $250,000 in the form of a Secured Convertible Note. The Note provides a conversion feature allowing the note holder to convert the debt in to common stock of the Company at an exchange rate equal to 70% of the average of the lowest bid prices for the Company’s common stock for 20 consecutive trading days immediately preceding the conversion date subject to a floor of $1.00.

          On December 20, 2007, the Company entered into a Separation Agreement (the “Agreement”) with Jeffrey L. Zwicker, a member of our Board of Directors, providing for Mr. Zwicker’s retirement as the Company’s Chief Financial Officer, effective December 31, 2007. Under the terms of the Agreement, Mr. Zwicker shall receive approximately $100,000, or one-half of his annual salary of $200,000, paid over twelve (12) months from the effective date of the Agreement. In addition, the Company will continue to provide health and dental coverage for Mr. Zwicker. The agreement contains customary non-compete and confidentiality provisions.

          On January 15, 2008, Mr. James Bigl, our Chairman of the Board purchase Twelve-Month 10% Secured Convertible Notes in the principal face amount of $250,000 and a warrant for the purchase of 25,000 shares of common stock through the Company’s Fourth Quarter 2007 Offering.

ITEM 13. EXHIBITS.

(a) Financial Statements – The following consolidated Financial Statements of HC Innovations, Inc. and subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the year ended December 31, 2007 and 2006
Consolidated Statements of Cash Flows for the year ended December 31, 2007 and 2006
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007
Notes to Consolidated Financial Statements

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

10.10

Separation Agreement between the Company and Jeffrey L. Zwicker, dated December 20, 2007 (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K, filed December 20, 2007 and incorporated herein by reference.

10.11

Form of Subscription Agreement for the Purchase of Securities for the Fourth Quarter 2007 Offering (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 20, 2007 and incorporated herein by reference).

10.12

Form of Twelve-Month 10% Secured Convertible Notes for the Fourth Quarter 2007 Offering (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 20, 2007 and incorporated herein by reference).

10.13

Form of Warrant for the Purchase of Shares of Common Stock for the Fourth Quarter 2007 Offering (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 20, 2007 and incorporated herein by reference).

10.14	Form of Security Agreement for the Fourth Quarter 2007 Offering (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 20, 2007 and incorporated herein by reference).

10.15	Form of Corporate Guaranty for the Fourth Quarter 2007 Offering (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on December 20, 2007 and incorporated herein by reference).

10.16

Form of Registration Rights Agreement for the Fourth Quarter 2007 Offering (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on December 20, 2007 and incorporated herein by reference).

21	List of Subsidiaries.*

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Vice President pursuant to 18 U.S.C. Section 1350

* These documents are rendered as previously filed and incorporated by reference to the Company’s Form 10-SB, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The following is a summary of the fees billed to us by Carlin, Charron & Rosen, LLP for professional services rendered for 2007 and 2006:

Fee Category	2007 Fees	2006 Fees
Audit Fees	$169,600	$90,875
Audit-Related Fees	$22,405	$71,872
Tax Fees	$—	$—
All Other Fees	$—	$—

Total Fees	$192,005	$162,747

          Audit Fees. Consists of fees and expenses incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Form 10-KSB for December 31, 2007 and our Form 10-QSB filing for interim reviews in 2007, and services that are normally provided by Carlin, Charron & Rosen, LLP in connection with statutory and regulatory filings or engagements, regardless of when the fees and expenses were billed.

          Audit Related Fees. Consists of fees and expenses for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”. These services include services related to accounting consultations in connection with acquisitions and divestitures, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

          Tax Fees. Consists of fees and expenses for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, acquisition and divestiture tax planning.

          All Other Fees. Consists of fees and expenses for products and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008

By:

/s/ David Chess, MD

David Chess, MD
President, Director and Chief Executive Officer

By:

/s/ Emile A. Laliberte, CPA

Emile A. Laliberte, CPA
Acting Chief Financial Officer, Corporate Controller,
Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Chess, MD	/s/ James J. Bigl

David Chess, President, Director	James J. Bigl, Chairman
and Chief Executive Officer	March 31, 2008
March 31, 2008

/s/ Emile Laliberte, CPA	/s/ Richard Rakowski

Emile Laliberte, CPA	Richard Rakowski, Director
Acting Chief Financial Officer,	March 31, 2008
Corporate Controller, Secretary
and Treasurer
March 31, 2008

/s/ Jeffrey L. Zwicker	/s/ Orlo Dietrich

Jeffrey L. Zwicker, Director	Orlo Dietrich, Director
March 31, 2008	March 31, 2008

HC INNOVATIONS, IN`C. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

TOGETHER WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

HC INNOVATIONS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
HC Innovations, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheets of HC Innovations, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HC Innovations, Inc. and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has a working capital deficiency of approximately $2 million as of December 31, 2007, has had net losses of approximately $10.7 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively, has an accumulated deficit of approximately $16 million as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
March 31, 2008

HC INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006

Assets
Current assets:
Cash and cash equivalents	$3,442,290	$151,534
Accounts receivable, net	2,216,059	330,822
Prepaid expenses	546,027	142,274

Total current assets	6,204,376	624,630

Fixed assets, net	1,030,920	292,435
Capitalized software development costs, net	2,217,975	1,310,727
Deferred issuance costs, net	648,485	51,405
Other assets	80,782	65,266

Total assets	$10,182,538	$2,344,463

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Lines of credit	$200,000	$200,000
Current portion of notes payable	388,414	441,139
Current portion of capital lease obligations	284,943	93,942
Convertible debentures, net of discounts	4,069,140	1,222,556
Accounts payable	1,770,358	1,498,216
Accrued expenses	1,196,882	368,919
Other current liabilities	317,128	75,941

Total current liabilities	8,226,865	3,900,713

Notes payable, net of current portion	—	29,449
Capital lease obligations, net of current portion	530,717	151,533
Convertible debentures, net of discount and current portion	—	398,385

Total liabilities	8,757,582	4,480,080

Commitments and contigencies (Note 15)	—	—

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized	—	—
Common stock, $.001 par value, 100,000,000 shares authorized	38,601	30,956
Additional paid-in capital	17,377,800	3,102,062
Stock subscriptions receivable	(21,671)	(21,671)
Deficit	(15,969,774)	(5,246,964)

Total stockholders’ equity (deficit)	1,424,956	(2,135,617)

Total liabilities and stockholders’ equity (deficit)	$10,182,538	$2,344,463

The accompanying notes are an integral part of these consolidated financial statements.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006

Net revenues	$12,880,723	$6,166,092

Cost of services	12,480,408	5,033,136
Selling, general and administrative expenses	10,169,374	3,964,537
Depreciation and amortization	460,888	269,640

	23,110,670	9,267,313

Loss from operations	(10,229,947)	(3,101,221)

Other income (expense)
Interest income	61,838	2,356
Other income	200	130,493
Interest expense	(554,901)	(282,293)

	(492,863)	(149,444)

Loss before provision for income taxes	(10,722,810)	(3,250,665)

Provision for income taxes	—	—

Net loss	$(10,722,810)	$(3,250,665)

Basic and diluted net loss per share	$(0.29)	$(0.12)

Weighted average common shares outstanding	36,976,232	27,305,114

The accompanying notes are an integral part of these consolidated financial statements.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2007 and 2006

	Common Stock
						Total Stockholders’ Equity (Deficit)
			Paid-In Capital	Subscriptions Receivable
	Shares Issued	Amount			Deficit

Balance, January 1, 2006	23,868,323	$238,684	$421,767	$(21,671)	$(1,996,299)	$(1,357,519)

Common stock issued in connection with convertible debenture - April 17, 2006	500,000	5,000	136,348	—	—	141,348

Reverse acquisition recapitalization adjustment (Note 2)	328,637	(218,988)	218,988	—	—	—

Issuance of common stock - June 23, 2006	142,669	143	106,859	—	—	107,002

Common stock issued in connection with exercise of warrants - June 28, 2006	5,166,711	5,167	494,833	—	—	500,000

Common stock (106,400 shares) to be issued and warrants issued in satisfaction of note payable and accrued interest - October 25, 2006	—	—	106,400	—	—	106,400

Common stock and warrants issued in connection with private placement net of issuance costs	950,000	950	829,821	—	—	830,771

Common stock (900,000 shares) to be issued and warrants issued in connection with private placement, net of issuance costs	—	—	787,046	—	—	787,046

Net loss	—	—	—	—	(3,250,665)	(3,250,665)

Balance, December 31, 2006	30,956,340	$30,956	$3,102,062	$(21,671)	$(5,246,964)	$(2,135,617)

Common stock and warrants issued in connection with private placement, net of issuance costs (Note 12)	1,350,000	1,350	1,168,650	—	—	1,170,000

Common stock and warrants issued in connection with exercise of warrants, net of issuance costs (Note 12)	950,000	950	1,056,643	—	—	1,057,593

Common stock issued in connection with conversion of debentures (Note 9)	1,708,000	1,708	1,706,277	—	—	1,707,985

Issuance of common stock	1,006,400	1,007	(1,007)	—	—	—

Issuance of warrants in connection with consulting services (Note 12)	—	—	331,940	—	—	331,940

Issuance of common stock in connection with consulting services (Note 12)	30,000	30	104,970	—	—	105,000

Common stock and warrants issued in connection with exercise of warrants, net of issuance costs (Note 12)	550,000	550	618,140	—	—	618,690

Common stock and warrants issued in connection with private placement, net of issuance costs (Note 12)	1,666,667	1,667	4,998,333	—	—	5,000,000

Common stock and warrants issued in connection with private placement, net of issuance costs (Note 12)	250,000	250	499,750	—	—	500,000

Issuance of common stock in connection with consulting services (Note 12)	133,000	133	365,617	—	—	365,750

Beneficial conversion discount (Note 9)	—	—	2,166,000	—	—	2,166,000

Issuance of warrants to advisor in connection with convertible debentures (Note 9)	—	—	281,279	—	—	281,279

Issuance of warrants to investors in connection with convertible debentures (Note 9)	—	—	979,147	—	—	979,147

Net loss	—	—	—	—	(10,722,810)	(10,722,810)

Balance, December 31, 2007	38,600,407	$38,601	$17,377,800	$(21,671)	$(15,969,774)	$1,424,956

The accompanying notes are an integral part of these consolidated financial statements.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(10,722,810)	$(3,250,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460,888	269,640
Amortization of discount - convertible debentures	213,233	174,851
Amortization of beneficial conversion discount	123,333	—
Consulting services expense - warrants	331,940	—
Consulting services expense - common stock	196,438	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(1,885,237)	(110,511)
Prepaid expenses	(129,441)	15,782
Increase (decrease) in:
Accounts payable	272,142	1,042,032
Accrued expenses	1,342,728	215,493
Other current liabilities	241,187	(198,674)

Net cash used in operating activities	(9,555,599)	(1,842,052)

Cash flow from investing activities:
Increase in other assets	(15,516)	(283,643)
Purchases of fixed assets, net	(151,074)	(68,375)
Expenditures for capitalized software development costs	(1,126,508)	(638,270)

Net cash used in investing activities	(1,293,098)	(990,288)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8,346,283	1,724,819
Proceeds from issuance of convertible debentures	5,000,000	500,000
Proceeds from notes payable	1,350,000	560,000
Payments on line of credit, net	—	(10,122)
Payments on convertible debentures	(50,000)	—
Payments on notes payable	(82,174)	(80,200)
Payments on capital lease obligations	(151,731)	(85,953)
Debt issuance costs paid	(272,925)	(60,045)

Net cash provided by financing activities	14,139,453	2,548,499

Net increase (decrease) in cash and cash equivalents	3,290,756	(283,841)

Cash and cash equivalents - beginning of period	151,534	435,375

Cash and cash equivalents - end of period	$3,442,290	$151,534

Supplemental cash flow information:
Cash paid during the year for:
Interest	$239,773	$263,261

Noncash investing and financing activities:
Convertible debentures issued in satisfaction of accrued expenses	$504,955	$—

Convertible debentures issued for debt issuance costs	$150,000	$—

Convertible debentures issued in satisfaction of notes payable and accrued interest thereon	$1,359,810	$—

Warrants issued for debt issuance costs	$281,278	$—

Common stock issued in connection with conversion of convertible debentures	$1,707,985	$106,400

Common stock issued for prepaid consulting services	$274,312	$—

Common stock issued in connection with exercise of warrants and satisfaction of note payable - related party	$—	$500,000

Beneficial conversion discount on convertible debentures	$2,166,000	$—

Discount on convertible debentures - common stock and warrants	$979,147	$141,348

Computer equipment acquired through capital lease	$721,916	$59,834

Capitalized software acquired through capital lease	$—	$114,718

The accompanying notes are an integral part of these consolidated financial statements.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.       Nature of Operations

By Stock Acquisition Agreement dated May 11, 2006, Ayre Holdings, Inc. (“Ayre” or “the Company”), a Delaware corporation, acquired 100% of the issued and outstanding shares of HC Innovations, Inc., in exchange for 24,368,323 shares of common stock of the Company representing approximately 99% of the total issued and outstanding shares of the Company at the time. Prior to the consummation of the acquisition, Ayre, a non-reporting pink sheet company and public shell, effectuated a reverse stock split whereby the then current 793,000 issued and outstanding shares of common stock were reverse split into 328,637 shares of common stock at the rate of .41442.

The post-acquisition entity is accounted for as a recapitalization of HC Innovations, Inc. using accounting principles applicable to reverse acquisitions with HC Innovations, Inc. being treated as the accounting parent (acquirer) and Ayre Holdings, Inc., the legal parent, being treated as the accounting subsidiary (acquiree). HC Innovations, Inc. is regarded as the predecessor entity. In accordance with the provisions governing the accounting for reverse acquisitions (Note 2), the historical figures presented are those of HC Innovations, Inc. Upon consummation of the acquisition on June 9, 2006, Ayre changed its name to HC Innovations, Inc. (“HCI”). The Company, through its subsidiaries, provides specialty care management products and services.

HCI and subsidiaries (the “Company”) is a specialty care management company comprised of separate divisions each with a specific focus and intervention. The Company’s mission is to identify subgroups of people with high costs and disability and create and implement programs and interventions that improve their health, resulting in dramatic reductions in the cost of their care. The Company also develops and implements medical management systems for the long term care industry.

Enhanced Care Initiatives, Inc. (“ECI”), a wholly owned subsidiary of HCI was founded in 2002 and is the management company for all HCI entities. ECI has four wholly owned subsidiaries operating in Tennessee, Texas, Massachusetts, and New York. ECI markets its proprietary specialty care management programs for the medically frail and other costly sub-populations to Health Maintenance Organizations (“HMOs”) and other managed care organizations (“MCOs”) as well as state Medicaid departments.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.       Nature of Operations (continued)

NP Care, LLCs (“LLCs”) are nursing home medical management systems. The LLCs nurse practitioner program provides onsite medical care by an Advanced Practice Registered Nurse (“APRN”) under the oversight of the patient’s individual physician to residents in nursing homes and assisted living facilities. The LLCs operate in the states of Connecticut, Florida, New Jersey, Ohio, Illinois, Massachusetts and Tennessee and are managed exclusively by ECI.

Going Concern / Management’s Plan

As shown in the accompanying consolidated financial statements, as is typical of a company going through early-stage development of its services and strategic initiatives, the Company has sustained consolidated net losses for the years ended December 31, 2007 and 2006 of approximately $10.7 million and $3.3 million, respectively. At December 31, 2007, the Company had a working capital deficiency of approximately $2 million and an accumulated deficit of approximately $16 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses. The Company raised an additional $430,000 through the issuance of convertible debt during the first quarter of 2008. The Company is currently working with an investment banking firm and hopes to raise an additional $12 to $15 million in 2008 through the sale of common stock, warrants, issuance of debt or a combination of both.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.       Nature of Operations (continued)

Going Concern / Management’s Plan (continued)

During 2007, the Company opened NP Care operations in the states of Illinois and Massachusetts bringing the total number of NP Care operations to seven at December 31, 2007. During 2007 the Company opened Easy Care operations in the state of New York under a contract with Health Insurance Plan of New York (“HIP”) bringing the total number of Easy Care operations to four at December 31, 2007. During the first quarter of 2008 the Company opened Easy Care operations in the state of Alabama bringing the total number of Easy Care operations to five at March 30, 2008. The Company enrolled the first two members in Alabama on March 11, 2008.

In addition to the new operations opened during 2007, the Company has experienced growth in members under care within its Easy Care Operations. During the second half of 2007, members under care increased by approximately 2,000 representing a 186% growth rate when compared to members under care at June 30, 2007.

2.       Recapitalization

By Stock Acquisition Agreement dated May 11, 2006, Ayre Holdings, Inc. (“Ayre” or “the Company”), a Delaware corporation, acquired 100% of the issued and outstanding shares of HC Innovations, Inc., in exchange for 24,368,323 shares of common stock of the Company representing approximately 99% of the total issued and outstanding shares of the Company at the time which resulted in a change in control of the Company. Simultaneously, with this exchange of shares, HC Innovations, Inc. paid $175,000 in cash to the Ayre shareholders, which has been included in selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2006. Prior to the consummation of the acquisition, Ayre, a non-reporting pink sheet company, effectuated a reverse stock split whereby the then current 793,000 issued and outstanding shares of common stock were reverse split into 328,637 shares of common stock at the rate of .41442.

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

Prior to the consummation of the acquisition on June 9, 2006, Ayre Holdings, Inc. had 328,637 shares of common stock outstanding. At the date of the reverse acquisition merger, Ayre Holdings, Inc. was a public shell and had no assets, no liabilities, and no net stockholders’ equity. Therefore, this was the only recapitalization adjustment that was recorded. The key components of the reverse acquisition recapitalization adjustment were as follows:

	Common Stock

	Shares Issued and Outstanding	Amount	Paid -in Capital

Public company shares already outstanding on date of merger (June 9, 2006), par value $0.001	328,637	$328	$(328)

Public company shares issued in a 1:1 exchange for private company Shares, par value $0.001	24,368,323	24,368	(24,368)

Private company shares exchanged, par value $0.01	(24,368,323)	(243,684)	243,684

Reverse acquisition recapitalization adjustment, net	328,637	$(218,988)	$218,988

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In states where ECI is not permitted to directly own a medical operation due to corporate practice of medicine laws in those states, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, ECI conducts business through Limited Liability Companies (LLCs) that it controls, and it is these affiliated LLCs that employ Advanced Practice Nurse Practitioners (“APNPs”) who practice medicine. In such states, ECI generally enters into exclusive long-term management services agreements with the LLCs that operate the medical operations that restricts the member(s) of the affiliated LLCs from transferring their ownership interests in the affiliated LLCs and otherwise provides ECI or its designee with a controlling voting or financial interest in the affiliated LLCs and their operations.

The LLCs, which are required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46(R)”), “Consolidation of Variable Interest Entities”, would also be consolidated under the provisions of Emerging Issues Task Force (“EITF”) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements.” The LLCs have been determined to be variable interest entities due to the existence of a call option under which ECI has the ability to require the member(s) holding all of the voting equity interests of the underlying LLCs to transfer their equity interests at any time to any person specified by ECI and vote the member(s) interests as ECI instructs. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.       Summary of Significant Accounting Policies (continued)

Basis of Presentation (continued)

by the equity holders.

In addition the Company has an exclusive long-term management services agreement with each of the LLC’s and the member(s) of the LLCs which allows the Company to direct all of the non-clinical activities of the LLCs, retain all of the economic benefits, and assume all of the risks associated with ownership of the LLCs. Due to these agreements, the Company has all of the economic benefits and risks associated with the LLCs and the Company is considered to be the primary beneficiary of the activities of the LLCs and is required to consolidate the LLCs under FIN 46(R).

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

Revenue Recognition

The Company’s revenue includes fees for service revenue and revenue from capitated contracts. A significant portion of the Company’s fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs.

Revenue from APRN and MD services are generated from billings to a patient’s respective insurance carrier, health maintenance organization, Medicare and Medicaid. Payments from these sources are generally based on prospectively determined rates that vary according to a classification system based on clinical, diagnostic and other factors and are substantially below established rates.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.       Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain service revenues and receivable balances in the month service is provided and revenue is recognized, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a substantial portion of the Company’s total net revenues and receivables reported in the accompanying consolidated financial statements are recorded at the amount ultimately expected to be received from these payors. Net revenues from fee for service patients are recorded in the month service is provided by credentialed practitioners.

The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for the years ended December 31, 2007 and 2006. Further, the Company does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2007 contractual allowance amounts from Medicare, Medicaid and other third-party payors to be significant to its future operating results and consolidated financial position.

Revenues from capitated contracts are recorded monthly based on the number of members covered under each capitated contract per month. In October of 2007, the Company entered into new capitated contracts with HealthSpring to provide services under the Easy Care Program that contains a 25% at risk component. The at risk component is based upon the Company achieving certain performance criteria on an annual basis. As of December 31, 2007, the Company had insufficient data from which to determine if those performance criteria will be met and if that revenue component will be realized. The Company will realize this revenue in 2008 when, and if, the amount is both determinable and reasonably assured and is no longer subject to refund. Accordingly, the Company has deferred approximately $221,000 of revenue as of December 31, 2007 associated with the HealthSpring contracts. In February of 2007, the Company entered into a capitated contract with McKesson Health Solutions under the NP Care program to provide care management services to McKesson enrollees that contains a 20% at risk component.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.       Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The at risk component is based on the Company providing to McKesson a return on investment of 2:1 for the first year of service. As of December 31, 2007, the Company was unable to determine the return on investment, and accordingly, deferred approximately $34,000 of revenue as of December 31, 2007. The Company will realize this revenue in 2008 when, and if, the amount is both determinable and reasonably assured and is no longer subject to refund.

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

Capitalized Software Development Costs

The Company has capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.       Summary of Significant Accounting Policies (continued)

Capitalized Software Development Costs (Continued)

The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by the Company with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Other Long-Lived Assets

We account for our long-lived assets (excluding goodwill) in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significant increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using a discounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

Other long-lived assets, such as identifiable intangible assets, are amortized over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the assets may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the assets’ carrying cost over its fair value. As described above, there is inherent subjectivity involved in estimating future cash flows, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result we may be required to recognize impairment charges in the future. No such impairments were identified in 2007 and 2006.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.       Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2007 and 2006 totaled approximately $28,000 and $86,000, respectively.

Stock Based Transactions

The Company accounts for share based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Under the provisions of SFAS No. 123(R), share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at the grant date, based on the fair value of the equity instruments issued and is recognized as an expense over the requisite service period.

In connection with the valuation of equity transactions that occurred from January 1, 2006 to May 11, 2006, the Company considered SFAS No. 123(R), specifically paragraph 7, and also considered the American Institute of Certified Public Accountants (“AICPA”) Task Force’s Audit and Accounting Practice Aid — Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Practice Aid”). As a company without significant resources, management concluded that the expenditure of limited available funds to engage an outside valuation specialist to perform contemporaneous and comprehensive valuations during the period from January 1, 2006 to May 11, 2006, was not an appropriate use of financial resources. We instead derived relevant valuations internally considering SFAS 123 (R) and the AICPA Practice Aid and evaluated those figures in light of accounting principles generally accepted in the United States of America to establish fair values for accounting purposes.

Income Taxes

Deferred income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company establishes a valuation allowance if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Taxes (Continued)

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception through 2007 remain open to examination by the I.R.S. and state authorities.

On January 1, 2007 the Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN No. 48 did not have any material impact on the Company’s consolidated financial statements.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the years ended December 31, 2007 and 2006.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, and the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. As permitted, the Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effects, if any, that SFAS No. 157 may have on our consolidated financial condition and consolidated results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the effects, if any, that SFAS No. 159 may have on our consolidated financial condition and consolidated results of operations.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accounting Standards Not Yet Adopted (Continued)

In June 2007, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The Statement is effective for fiscal years beginning after December 15, 2007. The Company does not expect that upon adoption, this guidance will not have a material effect on our consolidated financial condition and consolidated results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record to additional paid in capital the tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. The Company estimates that upon adoption, this guidance will not have a material effect on our consolidated financial condition and consolidated results of operations.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accounting Standards Not Yet Adopted (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) which retained the underlying concepts of SFAS No. 141, in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (4) acquisition-related transactions and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160) which amends ARB 51 to establish new standards that will govern the accounting for reporting of noncontrolling interests in partially owned consolidated subsidiaries

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accounting Standards Not Yet Adopted (Continued)

and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interest be treated as equity transactions if control is maintained; and (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim period with those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Company is currently evaluating the effects, if any, that SFAS No. 160 may have on the Company’s consolidated financial condition and consolidated results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.       Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk are cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

Currently, the Company maintains its cash and cash equivalent accounts with balances in excess of the federally insured limits. The Company mitigates this risk by selecting high quality financial institutions to hold such cash deposits. At December 31, 2007, the Company had cash and cash equivalent balances on deposit that exceeded federal depository insurance limits by approximately $3.3 million.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.       Concentrations of Credit Risk (Continued)

Accounts Receivable

The Company grants credits without collateral to its fee for service patients, most of whom are insured under third-party payor agreements as well as its corporate customers. The mix of receivables from patients and third-party payors as of December 31, 2007 and 2006 is as follows:

	2007	2006

Medicare	$744,221	$212,674
Medicaid	82,044	22,308
Private	1,389,794	95,840

	$2,216,059	$330,822

On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. For the years ended December 31, 2007 and 2006, bad debt direct write-offs totaled approximately $-0- and $48,000, respectively.

Management has provided for uncollectible accounts receivable through direct write- offs and such write-offs have been within management’s expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, “Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of the Company’s financial instruments consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the short maturity of those instruments. The fair value of the Company’s lines of credit, notes payable, capital lease obligations and convertible debentures were estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the lines of credit, notes payable, capital lease obligations and convertible debentures approximate their

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.       Concentrations of Credit Risk (Continued)

Fair Value of Financial Instruments (Continued)

carrying value due to the use of market interest rates. The Company’s financial instruments are held for other than trading purposes.

5.       Fixed Assets

At December 31, 2007 and 2006 fixed assets consist of:

	2007	2006

Medical and office equipment	$95,734	$71,866
Furniture and fixtures	93,172	46,296
Computer equipment	1,049,228	313,890
Leasehold Improvements	88,525	21,617

	1,326,659	453,669
Less: accumulated depreciation and amortization	(295,739)	(161,234)

	$1,030,920	$292,435

Depreciation and amortization expense related to fixed assets totaled approximately $135,000 and $71,000 for the years ended December 31, 2007 and 2006 respectively totaled.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

6.       Capitalized Software Development Costs

Capitalized software development costs as of December 31, 2007, and 2006 are summarized as follows:

	2007	2006

Capitalized software development costs	$2,613,092	$1,486,584
Less: accumulated amortization	(395,117)	(175,857)

	$2,217,975	$1,310,727

Amortization expense related to capitalized software development costs for the years ended December 31, 2007 and 2006 totaled approximately $219,000 and $129,000 respectively.

7.       Lines of Credit

At December 31, 2007 and 2006, the Company had the following line-of-credit facilities outstanding:

	2007	2006

Revolving line-of-credit dated January 29, 2003 with interest at the rate of prime plus 1% (8.25% at December 31, 2007). The amount outstanding is due on demand and is collateralized by the assets of ECI.	$50,000	$50,000
Revolving line-of-credit dated February 23, 2004 with interest at prime plus 1.75% (9% at December 31, 2007). The amount outstanding is due on demand and expires on February 23, 2009. The line-of-credit is secured by the personal assets of the managing member of NP Care, LLC.	$150,000	$150,000

	$200,000	$200,000

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.       Capital Lease Obligations

The Company leases certain fixed assets in accordance with the terms of capitalized lease obligations. The leases require monthly interest and principal payments ranging from $171 to $5,725, expiring on various dates through June 2012. The net book value of the capitalized equipment at December 31, 2007 and 2006 was $642,757 and $288,056, respectively. Depreciation expense related to capital lease assets totaled approximately $120,000 and $67,000 for the years ended December 31, 2007 and 2006 respectively. The future minimum lease payments and the present value of the payments at December 31, 2007 are as follows:

Years Ending December 31,

2008	$362,128
2009	302,887
2010	252,623
2011	25,658
2012	14,370

Total minimum lease payments	957,666

Less: amount representing interest	(142,006)

Present value of net minimum lease payments	815,600

Less: current portion of principal	(284,943)

$530,717

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.       Debt

Note Payable

The Company has a Small Business Administration loan dated September 4, 2003. The original principal balance of the loan was $150,000 and it is intended to be used to fund general operations. The loan agreement provides for sixty monthly principal and interest installments of $2,924 and bears interest at 6.25% per annum. The loan matures on October 1, 2008 and is secured by the personal residence of the Company’s President. At December 31, 2007 and 2006, the principal balance due on the loan was $28,414 and $60,588, respectively. The maturities of this note at December 31, 2007 are as follows:

Years Ending December 31,

2008	$28,414

Notes Payable – Stockholder

The Company entered into two promissory notes payable with a stockholder. The first promissory note, dated February 20, 2006 has an original principal balance of $125,000 and is intended as a bridge loan until further financing is secured by the Company. Interest accrues on the note at 10% and was originally payable on demand or before May 20, 2006. The term was extended through December 31, 2007. The remaining balance on this note as of December 31, 2007 and 2006 is $125,000; the accrued but unpaid interest as of December 31, 2007 and 2006 is $25,418 and $11,182, respectively.

The second promissory note dated March 15, 2006 had an original principal balance of $100,000 and was intended as a bridge loan until further financing was secured by the Company. Interest accrued on the note at 10% and was originally payable on demand or before June 15, 2006. On October 25, 2006 this note and its related accrued interest totaling $6,400 were satisfied in full by issuing 106,400 shares of common stock and warrants under the terms of the Company’s private placement offering.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.       Debt (continued)

Conversion of Note Payable to Common Stock

The Company entered into a loan agreement with The Rubin Family Irrevocable Stock Trust (“Lender”), a shareholder of HCI, on December 27, 2004, whereby, among other provisions, the Lender extended a line of credit facility to the Company for general company purposes. The Lender also received warrants to purchase 5,166,711 shares of common stock of the Company. The line of credit was in the original principal amount not to exceed $500,000. In June, 2006, there was $500,000 outstanding on the line of credit. In June 2006, the warrants for 5,166,711 shares of the Company’s common stock were exercised by the Lender realizing $500,000. This $500,000 was applied to the outstanding note payable due to the Lender in the amount of $500,000 in a non-cash transaction.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.       Debt (continued)

Notes Payable – Chairman

The Company has promissory notes payable to the Company’s Chief Executive Officer and his relative which are intended as bridge loans until HCI financing is secured.

	December 31,

	2007	2006

On August 31, 2006, the Company entered into a promissory note with an original due date of September 30, 2006. The original due date was extended through December 31, 2008. Interest accrues at the rate of 10% per annum.	$90,000	$90,000
On September 9, 2006, the Company entered into a promissory note with an original due date of October 7, 2006. The original due date was extended through December 31, 2008. Interest accrues at the rate of 10% per annum.	50,000	50,000
On September 28, 2006, the Company entered into a promissory note with an original due date of October 27, 2006. The original due date was extended through December 31, 2008. Interest accrues at the rate of 10% per annum.	95,000	95,000
On November 27, 2006, the Company entered into a promissory note with the Chairman’s brother with an original due date of January 31, 2007. The original due date was extended through April 30, 2007. Interest accrues at the rate of 10% per annum. This note was paid in full plus accrued interest of $5,326.45 in December of 2007.	—	50,000

	$235,000	$285,000

Accrued interest on the notes payable to the Chief Executive Officer, as of December 31, 2007 and 2006, was approximately $32,000 and $7,000, respectively.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.       Debt (continued)

Convertible Debentures

During 2005, the Company issued convertible debentures to private accredited investors (the “Investors”). The total principal amount of the debentures was $1,257,985 convertible into 1,257,985 shares of the Company’s common stock. The conversion price of the debentures was equal to 50% of the market price of the HCI’s common stock on the day prior to conversion. In no circumstances was the conversion price to be less than $.40 per share. During 2007, the Company made a principal payment of $50,000 to the Investors and the Investors converted the remaining balance of $1,207,985 into 1,208,000 shares of the Company’s common stock.

The term of the debentures was 18 months from the date of issuance and did not bear interest. In lieu of interest, the Company issued 1,257,985 shares of its common stock to the holders of the convertible debentures which was treated as a discount on the debentures and amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $202,678, which was determined using fair value interest rates for similar types of underlying instruments. The discount has been fully amortized at December 31, 2007. Amortization of the discount for the year ended December 31, 2007 and 2006, was approximately $35,000 and $135,000, respectively, is included in interest expense in the accompanying consolidated statements of operations.

HCI incurred $76,858 in legal, financing and other costs in issuing these debentures. The costs were deferred and were being amortized over 18 months. Deferred financing costs has been fully amortized at December 31, 2007. Amortization expense relating to deferred issuance costs totaled approximately $8,500 and $51,000 for the years ended December 31, 2007 and 2006, respectively.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.       Debt (continued)

Convertible Debentures (continued)

On April 17, 2006, the Company closed on a convertible debenture note in the amount of $500,000. The terms of this note, with an existing stockholder, were identical to the 2005 convertible debentures. The total principal amount of the debentures of $500,000 was convertible into 500,000 shares of the Company’s common stock. The conversion price of the debentures was equal to 50% of the market price of HCI’s common stock on the day prior to conversion. In no circumstances was the conversion price be less than $.40 per share. The term of the debentures was 18 months from the date of issuance and did not bear interest. In lieu of interest, the Company issued 500,000 shares of its common stock to the holders of the convertible debentures which were treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $141,348, which was determined using fair value interest rates for similar types of underlying instruments. The discount has been fully amortized at December 31, 2007. Amortization of the discount for the year ended December 31, 2007 and 2006 was approximately $101,000 and $40,000, respectively, and is included in interest expense in the accompanying consolidated statements of operations. During 2007, the holder of this convertible debenture converted the outstanding balance of $500,000 into 500,000 shares of the Company’s common stock.

HCI incurred $60,045 in legal, financing and other costs issuing these debentures. The costs were deferred and were being amortized over 18 months. The deferred issuance have been fully amortized at December 31, 2007. Amortization expense relating to the deferred issuance costs totaled approximately $43,000 and $17,000 for the years ended December 31, 2007 and 2006, respectively.

During the fourth quarter of 2007, the Company issued to five (5) private investors approximately $6.4 million of twelve month, 10% interest, senior secured convertible debentures. Of this amount, approximately $1.4 million of the convertible debentures were issued as a result of four of the investors converting previously issued promissory notes. Three of these debentures, totaling approximately $6 million of the $6.4 million, are secured by substantially all of the Company’s assets but are subordinated to the Company’s lines of credit. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3 million of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the note holders are entitled to, but not required to,

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.       Debt (continued)

Convertible Debentures (continued)

convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. Additionally, and in connection with the issuance of these convertible debentures, the Company issued 636,477 warrants to the five private investors which are exercisable at any time prior to expiry at a strike price equal to the strike price for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 trading days prior to the expire date per share. The Warrants have a five year maturity date from the date of the note issuance. The term “Qualified Financing” is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

The five debentures issued to accredited investors contain beneficial conversion discounts totaling $1,779,000 because the value allocated to the debentures is less than the fair value of the Company’s common stock. The Company valued the warrants at $979,147 (see below) and allocated $5,385,618 to the debentures. The discount related to the fair value of the warrants and the beneficial conversion discounts are being amortized over the life of the debentures through a charge to interest expense. The convertible debentures totaling $6,364,765 are reflected on the consolidated balance sheets net of the unamortized portion ($902,958) of the $979,147 discount on the convertible debentures relating to the warrants and net of the unamortized portion ($1,657,917) of the beneficial conversion discount of $1,779,000. For the year ended December 31, 2007, the Company recorded interest expense of $76,189 related to the warrants, and interest expense of $121,083 related to the beneficial conversion discount.

The features of the convertible debentures and terms of the warrants were evaluated under applicable accounting literature, including SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,”. The conclusion was that none of the features of the convertible debenture should be separately accounted for as derivatives and that the warrants meet the tests for equity classification.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.       Debt (continued)

Convertible Debentures (continued)

The fair value of the warrants was determined by using the Black-Scholes model assuming an exercise price of $0.85, risk free interest rate of 5%, volatility of 152% and an expected life equal to the contractual life of the warrants.

In addition to the sale of $6.4 million of convertible debentures mentioned above the Company issued a $150,000 twelve month, 10% interest, senior secured convertible debenture on November 26, 2007 in satisfaction of a placement fee with one of its investors. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 75% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 25% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $27,000 is being amortized over the life of the debenture through a charge to interest expense. The convertible debenture of $150,000 is reflected on the consolidated balance sheets net of the unamortized portion of beneficial conversion discount of $24,750. For the year ended December 31, 2007, the Company recorded interest expense of $2,250 related to the beneficial conversion discount. In connection with the previously mentioned financing, the Company also paid $240,000 in cash and issued 192,000 warrants in the fourth quarter of 2007 to purchase its common stock to a financial advisor. The warrants had a fair value of $281,278 on the commitment date. The fair value of the warrants was determined by using the Black-Scholes model assuming an exercise price of $0.85, a risk free interest rate of 5%, volatility of 152% and an expected life equal to the contractual life of the warrants. These debt issuance costs totaling $671,278 have been recorded as deferred debt issuance costs and are being amortized over the lives of the convertible debentures. The unamortized balance totaled $615,338 at December 31, 2007. Amortization expense totaled $55,940 for the year ended December 31, 2007.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.       Debt (continued)

Convertible Debentures (continued)

On December 21, 2007, the Company satisfied $500,000 of accrued expenses due to a vendor by issuing $500,000 of twelve month, 10% interest, senior secured convertible debentures. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $360,000 will be amortized over the life of the debenture through a charge to interest expense. The convertible debenture of $500,000 is reflected on the consolidated balance sheets net of the unamortized beneficial conversion discount of $360,000. For the year ended December 31, 2007, interest expense related to the beneficial conversion discount was deminimus.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.     Net Patient Service Revenue and Billing Fees

Revenue from nurse practitioner services is substantially collected through billings to a patient’s respective insurance carrier, health maintenance organization, Medicare and Medicaid. Payments from these sources are generally based on prospectively determined rates that vary according to a classification system based on clinical, diagnostic and other factors and are substantially below established rates.

Net patient service revenue consists of the following components for the years ended December 31, 2007 and 2006:

	2007	2006

Gross patient service revenue	$11,561,755	$6,087,625
Less: provision for contractual allowances	(4,565,333)	(1,701,268)

Net patient service revenue	6,996,422	4,386,357
Capitated contract revenue	5,884,301	1,779,735

Total net revenue	$12,880,723	$6,166,092

11.     Income Taxes

As of December 31 2007 and 2006, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $9.3 million and $4 million respectively, which is available to offset future taxable income, if any, through 2027. The available net operating loss carry forwards resulted in a deferred tax asset of approximately $3.8 million and $1.6 million at December 31, 2007 and 2006, respectively. Management has established a 100% valuation allowance against the deferred tax asset created by the available net operating loss carryforwards at December 31, 2007. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.     Income Taxes (continued)

strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. The valuation allowance increased approximately $2.2 million and $1.0 million during the years ended December 31, 2007 and 2006, respectively. Any significant change in ownership, as defined in Section 382 of the Internal Revenue Code, may result in limitation on the amount of net operating loss which could be utilized in a single year.

The provision for (benefit from) income taxes reconciles to the statutory federal rate as follows:

	December 31,

	2007		2006

Statutory federal tax rate	(34.00	) %	(34.00	) %
State income tax, net of federal benefit	(5.59)		(4.26)
Permanent differences	1.48		18.78
Deferred tax state rate change	(5.54)		(4.98)
Deferred tax asset valuation allowance	43.65		24.46

Effective tax rate	—%		—%

The Company complies with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on an examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with its income taxes. The periods up to and including to December 31, 2007 remain open to examination by the U.S. Internal Revenue Service and state authorities.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.     Income Taxes (continued)

The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

12.     Stockholders’ Equity (Deficit)

Private Placement Offering

On September 25, 2006, HCI issued a Private Placement Offering Memorandum (“PPM”) for 2,000,000 shares of common stock at $1.00 per share and warrants to purchase 2,000,000 shares of common stock in the future. The offer to purchase common stock expires on February 28, 2007. In December, 2006, the Company increased the total offering to 3,200,000 shares of common stock at $1.00 per share and warrants to purchase 3,200,000 shares of common stock in the future. The warrants have a term of two years. The exercise price is $1.25 per share. The warrants shall be redeemable at $.05 per warrant share contingent upon HCI’s common stock trading at a closing price of at least $3.50 per share for twenty consecutive days.

As of December 31, 2006, 1,956,400 shares of common stock and 1,956,400 warrants to purchase HCI common stock had been issued through this PPM.

During the first quarter of 2007, 1,350,000 shares of common stock and 1,300,000 warrants were issued through the PPM. The Company received $1,300,000 in cash for 1,300,000 shares, incurred cash issuance costs of $130,000, issued 50,000 shares of common stock, at $1.30 per share relating to legal services incurred with capital raising efforts and issued 300,000 warrants to purchase shares at $1.25 per share for non-cash issuance costs.

During the first quarter of 2007, and in connection with the September 2006 PPM, the Company requested that 29 investors exercise their respective warrants and in return the Company offered the investors an additional two year warrant (“2007 Warrant”) at an exercise price of $3.00 for every two warrants exercised from the September 2006 PPM. During the three months ended March 31, 2007, the Company received $1,187,500 upon the exercise of 950,000 of the September PPM warrants and issued warrants for an additional 475,000 shares of the Company’s common stock to five (5) investors. The Company incurred cash issuance costs of $129,907 and non-cash issuance costs consisting of 300,000 warrants to purchase shares of the Company’s

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.     Stockholders’ Equity (Deficit) (continued)

Private Placement Offering (Continued)

common stock at $1.25. During the second quarter of 2007, the Company received $687,500 upon the exercise of 550,000 of the September PPM warrants and issued warrants for an additional 275,000 shares of the Company’s common stock to five (5) investors. The Company incurred cash issuance costs of $68,810 relating to this transaction. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

During the second quarter of 2007, the Company also sold to four (4) private investors a total of 1,666,667 shares of restricted common stock for aggregate net proceeds of $5,000,000. Additionally, the Company issued warrants to purchase 833,333 shares of common stock at a strike price of $4.00 to these same investors, the warrants are exercisable for a period of four (4) years. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

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

During 2007, the Company issued warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.00 per share; the term of the warrant is five years. The fair value of the warrants totaled $331,940 determined using the Black-Scholes model assuming a risk free interest rate of 5%, volatility of 116% and an expected life equal to the contractual life of the warrants.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.      Stockholders’ Equity (Deficit) (continued)

Private Placement Offering (Continued)

Consulting fee expense is recognized monthly over the agreement period. For the year ended December 31, 2007 the full amount of $331,940 has been charged to consulting expense in the consolidated statement of operations.

During the second quarter of 2007, the Company also issued 30,000 shares of common stock, valued at $105,000 or $3.50 per share on the date of issuance, in exchange for consulting services. As a result of this transaction $105,000 was charged to consulting expense and to capital as a non-cash event.

During the fourth quarter of 2007, the Company issued 133,000 shares of common stock, valued at $365,750 or $2.75 per share on the date of issuance, in exchange for consulting services for a one year period (Note 15). As a result of this transaction $91,468 was charged to consulting expense in the consolidated statements of operations. Other assets include the remaining $274,282 of prepaid consulting fees at December 31, 2007.

Restricted Stock Sale to Company Employees

In June 2006, the Company sold a total of 142,669 shares of restricted common stock to several of its key managers for aggregate net proceeds of $107,002.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

12.     Stockholders’ Equity (Deficit) (continued)

Warrants

A summary of warrant activity for the years ended December 31, 2007 and 2006 is as follows:

	Warrants	Price	Weighted Average Price	Weighted Average Life (Years)

Balance January 1, 2006	5,166,711	$0.09677	$0.09677	7
Issued	1,956,400	1.25	1.25
Exercised	(5,166,711)	0.09677	—

Balance December 31, 2006	1,956,400	$1.25	$1.25000	2.0

Issued	300,000	1.00	1.00
Issued	1,300,000	1.25	1.25
Issued	600,000	1.25	1.25
Issued	750,000	3.00	3.00
Issued	833,333	4.00	4.00
Issued	828,477.85		.85
Exercised	(1,500,000)	1.25	1.25

Balance December 31, 2007	5,068,210		$1.88	3.01

Exercisable at December 31, 2007	4,239,733		$2.08	2.39

As disclosed in Note 9, warrants for 5,166,711 shares of the Company’s common stock were exercised by a shareholder with the Company.

The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2007 totaled approximately $1.3 million. The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s closing stock price as of December 31, 2007, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

13.     Benefit Plans

The Company established a 401(k) retirement plan (“the Plan”) on February 1, 2005. Employees 21 years or older are eligible the first day of the quarter upon completing three months of employment. The maximum deferral under the plan is 100% of total pay, not to exceed the elective annual deferral limits of the Internal Revenue Code. At the Company’s discretion, there may be an employer matching contribution which

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.     Benefit Plans (Continued)

is not to exceed the employee’s deferral amount. Employer contributions are generally vested after 1 year of service with the Company. During 2007 and 2006, the Company contributed to the Plan for employees approximately $77,000 and $44,000, respectively.

14.     Business Segments

The Company’s operations by business segment for the years ended December 31, 2007 and 2006 were as follows:

2007	Professional Services	Disease Management	Total

Net revenues	$7,449,034	$5,431,689	$12,880,723

Operating profit/(loss)	(3,653,850)	(6,576,097)	(10,229,947)
Identifiable assets	2,005,751	8,176,787	10,182,538

2006	Professional Services	Disease Management	Total

Net revenues	$4,386,357	$1,779,735	$6,166,092

Operating profit/(loss)	186,998	(3,288,219)	(3,101,221)
Identifiable assets	423,092	1,921,371	2,344,463

15.     Commitments and Contingencies

Consulting Agreements

During July 2005, the Company entered into a Consulting Agreement with Strategic Growth International, Inc. (“SGI”), whereby SGI advised and assisted HCI in its efforts to raise capital and secure a public shell. During September 2006, the Company amended and restated the Consulting Agreement with SGI. Under the new Consulting Agreement, SGI will assist HCI in determining a strategy to raise funds in the aggregate amount of $1,000,000 through a private placement of debt, equity or convertible securities. HCI has agreed to pay an initial retainer of $50,000 for these

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

15. Commitments and Contingencies (continued)

Consulting Agreements (Continued)

services from the future gross proceeds of any offering raised. The Company also agrees to pay SGI a total consulting fee of 10% of the future gross proceeds raised for the offering excluding the initial $50,000 retainer. The term of this agreement is for six months and expired March 25, 2007. Through December 31, 2006, the Company raised $1,850,000 through this arrangement. A consulting fee of $185,000 was charged to equity for the year ended December 31, 2006 and $50,000 was charged to deferred financing charges for the year ended December 31, 2006. The Company raised an additional $1,300,000 and incurred fees payable to SGI in the amount of $130,000 in consulting fees in 2007.

On June 1, 2007 the Company exercised its right to terminate this agreement and provided written notice of termination to SGI.

During the fourth quarter of 2007, the Company issued 133,000 shares of common stock, valued at $365,750 or $2.75 per share on the date of issuance, in exchange for consulting services for a one year period (Note 12). As a result of this transaction $91,438 was charged to consulting expense in the consolidated statements of operations. Other assets includes the remaining $274,282 of prepaid consulting fees at December 31, 2007.

Business Advisor Agreement

In September 2005, the Company entered into an agreement (“Advisor Agreement”) with an outside advisor whereby the advisor has been engaged to provide advice to the Company as the Chairperson of its Business Advisory Board, assist in the development of the Business Advisory Board, and provide other services on behalf of the Company. The Advisor was issued 100,000 shares of the Company’s common stock in connection with the Advisor Agreement. The fair value of the shares on the date of issuance was $40,000 or $.40 per share.

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

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

15. Commitments and Contingencies (continued)

Operating Leases

The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of December 31, 2007 are as follows:

Years Ending December 31,

2008	$508,576
2009	523,241
2010	309,307
2011	11,574
2012	46,747

Total minimum lease payments	$1,399,445

Rent expense for the years ended December 31, 2007 and 2006 totaled approximately $448,000 and $155,000 respectively.

Alere Medical Agreement

In October 2006, HCI entered into a Disease Management Services Agreement with Alere Medical, Inc. (“Alere”). Alere provides disease management tools, services and systems to Payers which are designed to assist with and improve management of health care outcomes for patients. Alere has contracted with Tufts Health Plan (“Tufts”) to provide disease management services in Massachusetts. Tufts provides various commercial and Medicare Health Plans to members. ECI will provide care management services to Tufts program participants in Massachusetts and Alere began paying to ECI $295 per enrolled member per month commencing February 1, 2007.

Ohio Nurse Practitioners, Inc.

Effective November 6, 2006, NP Care of Ohio, LLC (“NP Ohio”) entered into an agreement with Ohio Nurse Practitioners, Inc. (“ONP”). ONP is in the business of providing advance practice registered nursing services to residents of nursing homes. ONP agreed to terminate its existing service agreements with its customers and NP Ohio agreed to hire the shareholders of ONP as employees. In addition, ONP agreed to provide consulting services commencing on the effective date and ending on September 30, 2009. In consideration of ONP’s consulting services NP Ohio agreed to pay ONP a maximum consulting fee of $225,000 with payments

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

15. Commitments and Contingencies (continued)

Ohio Nurse Practitioners, Inc. (Continued)

due as earned in accordance with the terms of the agreement. The Company has recognized consulting expenses totaling approximately $50,000 and $125,000 for the years ended December 31, 2007 and 2006, respectively, in connection with the services provided under the agreement.

Legal Proceedings

The Company is involved in certain legal proceedings and is subject to certain lawsuits and compliance regulations in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that the resolution will not have a material adverse effect on the Company’s consolidated financial statements.

16. Risks and Uncertainties

Patient Service Revenue

Approximately 47% and 61% of net patient services revenue in 2007 and 2006 was derived under federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company’s ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

Malpractice Insurance

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the year ended December 31, 2007, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

17. Subsequent Events

Convertible Debt issued during the first quarter of 2008

During the first quarter of 2008, the Company received an additional $425,000 in connection with the issuance of convertible debt with the same terms as described in note 9. Of this amount, $250,000 has been issued to the Company’s Chairman.

Appointment of the Board of Directors

On March 21, 2008, the Company appointed four (4) new members to its Board of Directors, bringing the total number of Directors to five. The Company appointed Mr. James Bigl, who was appointed as the Chairman of the Board, Mr. Richard Rakowski, Mr. Orlo L. Dietrich and Mr. Jeffrey L. Zwicker, the Company’s former Chief Financial Officer and former Chief Operating Officer.

Each Director received stock options to purchase 250,000 shares of the Company’s common stock for being appointed to the Board. The issuance of the options to each Director is contingent upon the Director participating in a minimum of three board meetings per year, 50,000 options vested immediately and the remaining options vest in equal amounts of 50,000 options per year over the next four years. The non-executive Chairman of the Board of Directors received additional options to purchase 50,000 shares of the Company’s common stock for services as non-executive Chairman. All options issued to the Directors are issued pursuant to the Company’s 2008 incentive compensation plan.