Form 10-Q
period 2008-03-31
HC Innovations, Inc.
filed 2008-05-15
CIK 1370512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED - MARCH 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number: 0-52197

                              HC INNOVATIONS, INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                                  04-3570877
     (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                 Identification Number)

                 10 Progress Drive, Suite 200 Shelton, CT 06484
                     (Address of principal executive office)

                                 (203) 925-9600
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", " accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large Accelerated Filer    ___           Accelerated Filer    ____
         Non-accelerated Filer      ___           Smaller reporting company  X

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) ___Yes X No

         Number of shares outstanding of each of the issuer's classes of common equity, as of May 6, 2008, 38,615,363.

                              HC INNOVATIONS, INC.
                                AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

                                TABLE OF CONTENTS

                                                                            Page

PART I - Financial Information

Item 1. FINANCIAL STATEMENTS                                                  1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            18

Item 3. Quantitative and Qualitative Disclosures About Market Risk           26

Item 4T. Controls and Procedures                                             26




PART II - Other Information

Item 1. Legal Proceedings.                                                   27

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          27

Item 3. DEFAULTS UPON SENIOR SECURITIES.                                     28

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 28

Item 5. OTHER INFORMATION.                                                   28

Item 6. EXHIBITS.                                                            28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                                         MARCH 31, 2008  DECEMBER 31, 2007
                                                                           (UNAUDITED)       (AUDITED)
                                                     Assets
Current assets:
      Cash and cash equivalents                                           $    945,696      $  3,442,290
      Accounts receivable, net of contractual allowances                     3,621,767         2,216,059
      Prepaid expenses                                                         489,478           546,027
                                                                          ------------      ------------
         Total current assets                                                5,056,941         6,204,376

Fixed assets, net                                                              990,237         1,030,920
Capitalized software development costs, net                                  2,367,711         2,217,975
Deferred issuance costs, net                                                   493,166           648,485
Other assets                                                                    91,308            80,782
                                                                          ------------      ------------
              Total assets                                                $  8,999,363      $ 10,182,538
                                                                          ============      ============

                         Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

      Lines of credit                                                     $    200,000      $    200,000
      Current portion of notes payable                                         379,934           388,414
      Current portion of capital lease obligations                             282,418           284,943
      Convertible debentures, net of discounts                               5,033,274         4,069,140
      Accounts payable                                                       2,019,427         1,770,358
      Accrued liabilities                                                    1,637,883         1,196,882
      Other current liabilities                                                531,600           317,128
                                                                          ------------      ------------
         Total current liabilities                                          10,084,536         8,226,865

Capital lease obligations, net of current portion                              462,326           530,717
              Total liabilities                                             10,546,862         8,757,582

Stockholders' equity (deficit):

      Preferred stock, $.001 par value, 5,000,000 shares authorized                  -                 -
      Common stock, $.001 par value, 100,000,000 shares authorized              38,616            38,601
      Stock subscriptions receivable                                           (21,671)          (21,671)
      Additional paid-in capital                                            17,709,536        17,377,800
      Deficit                                                              (19,273,980)      (15,969,774)
                                                                          ------------      ------------
              Total stockholders' equity (deficit)                          (1,547,499)        1,424,956
                                                                          ------------      ------------
              Total liabilities and stockholders' equity (deficit)        $  8,999,363      $ 10,182,538
                                                                          ============      ============





           THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                      THREE MONTHS ENDED
                                                      ------------------
                                                MARCH 31, 2008    MARCH 31, 2007
                                                --------------    -------------
 Net revenues                                    $  5,318,350      $  2,197,971
 Cost of services                                   4,114,730         1,738,709
 Selling, general and administrative expenses       3,167,414         1,634,250
 Depreciation and amortization                        298,341           122,884
                                                 ------------      ------------
                                                    7,580,485         3,495,843
                                                 ------------      ------------
         Loss from operations                      (2,262,135)       (1,297,872)
 Other income (expense):
      Interest income                                  14,181             3,223
      Other expense                                    (7,369)             (506)
      Interest expense                             (1,048,883)         (166,846)
                                                 ------------      ------------
                                                   (1,042,071)         (164,129)
                                                 ------------      ------------
         Loss before provision for income taxes    (3,304,206)       (1,462,001)

 Provision for income taxes                                 -                 -
                                                 ------------      ------------

 Net loss                                        $ (3,304,206)     $ (1,462,001)
                                                 ============      ============

Basic and diluted net loss per share             $      (0.09)     $      (0.04)
                                                 ============      ============


Weighted average common shares outstanding         38,607,825        33,919,840
                                                 ============      ============



           THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
 Consolidated Statement of Changes in Stockholders' Equity (Deficit) (Unaudited)


--------------------------------------------------------------------------------

                                                  Common Stock
                                          ----------------------------                                                   Total
                                                                          Paid-In     Subscriptions                  Stockholders'
                                          Shares Issued      Amount       Capital       Receivable      Deficit     Equity (Deficit)
                                          -------------   ------------  ------------   ------------   ------------  ---------------
Balance, January 1, 2008                     38,600,407   $     38,601  $ 17,377,800   $    (21,671)  $(15,969,774)  $  1,424,956


Beneficial conversion discount (Note 4)               -              -       210,000              -              -        210,000

Issuance of warrants to advisor in
    connection with convertible
    debentures (Note 4)                               -              -        56,973              -              -         56,973

Issuance of common stock in connection
     with satisfaction of accounts
     payable (Note 5)                            15,000             15        18,735              -              -         18,750

Issuance of warrants for consulting
      services (Note 6)                               -              -        46,028              -              -         46,028

Net loss                                              -              -             -              -     (3,304,206)    (3,304,206)

                                           ------------   ------------  ------------   ------------   ------------   ------------
Balance, March 31, 2008                      38,615,407   $     38,616  $ 17,709,536   $    (21,671)  $(19,273,980)  $ (1,547,499)
                                           ============   ============  ============   ============   ============   ============



           THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


--------------------------------------------------------------------------------

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                        MARCH 31, 2008   MARCH 31, 2007
                                                                        --------------   --------------
Cash flows from operating activities:
      Net loss                                                            $(3,304,206)    $(1,462,001)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation and amortization                                    298,341         122,884
             Amortization of discount - convertible debentures                252,538         137,044
             Amortization of beneficial conversion discount                   568,333               -
             Consulting services expense - warrants                            46,028          52,120
             Consulting services expense - common stock                         3,750               -
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                     Accounts receivable                                   (1,405,708)       (406,515)
                     Prepaid expenses                                          56,549         (64,268)
                     Other assets                                             (10,718)         (4,647)
                 Increase (decrease) in:
                     Accounts payable                                         264,070         226,077
                     Accrued liabilities                                      426,235         142,259
                     Other current liabilities                                214,473         144,087
                                                                          -----------     -----------
Net cash used in operating activities                                      (2,590,315)     (1,112,960)
                                                                          -----------     -----------
Cash flow from investing activities:
      Purchases of fixed assets, net                                           (4,535)        (19,357)
      Expenditures for capitalized software development costs                (234,848)       (262,588)
                                                                          -----------     -----------
Net cash used in investing activities                                        (239,383)       (281,945)
                                                                          -----------     -----------

Cash flows from financing activities:
      Proceeds from issuance of convertible debentures                        425,000               -
      Proceeds from issuance of common stock, net                                   -       2,227,593
      Proceeds from notes payable                                              50,000               -
      Payments on line of credit                                                    -               -
      Payments on convertible debentures                                            -               -
      Payments on notes payable                                               (58,480)         (7,865)
      Payments on capital lease obligations                                   (70,916)        (28,273)
      Deferred issuance costs paid                                            (12,500)              -
                                                                          -----------     -----------
Net cash provided by financing activities                                     333,104       2,191,455
                                                                          -----------     -----------
Net (decrease) increase in cash and cash equivalents                       (2,496,594)        796,550
Cash and cash equivalents - beginning of period                             3,442,290         151,534
                                                                          -----------     -----------

Cash and cash equivalents - end of period                                 $   945,696     $   948,084
                                                                          ===========     ===========
Supplemental cash flow information: Cash paid during the year for:
         Interest                                                         $    31,822     $    37,831
                                                                          ===========     ===========
      Noncash investing and financing activities:
         Common stock issued for prepaid consulting services              $         -     $   156,360
                                                                          ===========     ===========
         Common stock issued for prepaid consulting services
             and satisfaction of accounts payable                         $    18,750     $         -
                                                                          ===========     ===========
         Beneficial conversion discount on convertible debentures         $   210,000     $         -
                                                                          ===========     ===========
         Discount on convertible debentures - common stock and warrants   $    56,973     $         -
                                                                          ===========     ===========
         Computer equipment acquired through capital lease                $         -     $    55,807
                                                                          ===========     ===========


           THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

1.   NATURE OF OPERATIONS

     HC Innovations, Inc. ("HCI") and subsidiaries (the "Company") is a specialty care management company comprised of separate divisions each with a specific focus and intervention. The Company's mission is to identify subgroups of people with high costs and disability and create and implement programs and interventions that improve their health, resulting in dramatic reductions in the cost of their care. The Company also develops and implements medical management systems for the long term care industry.

     Enhanced Care Initiatives, Inc. ("ECI"), a wholly owned subsidiary of HCI was founded in 2002 and is the management company for all HCI entities. ECI has five wholly owned subsidiaries operating in Tennessee, Texas, Massachusetts, Alabama, and New York. ECI markets its proprietary specialty care management programs for the medically frail and other costly sub-populations to Health Maintenance Organizations ("HMOs") and other managed care organizations as well as state Medicaid departments.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------


     GOING CONCERN / MANAGEMENT'S PLAN

     As shown in the accompanying condensed consolidated financial statements, the Company has sustained a consolidated net loss for the three-month period ended March 31, 2008 of approximately $3.3 million. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficits and stockholders' equity (deficit) at March 31, 2008 and December 31, 2007 respectively.

                                            March 31, 2008     December 31, 2007


 Working capital deficit                     $       (5.0)        $     (2.0)

 Accumulated deficit                         $      (19.3)        $    (16.0)

 Stockholders' (deficit) equity              $       (1.5)        $      1.4

     The report of our independent registered accounting firm as of and for the year ended December 31, 2007 contains an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses. During the first quarter of 2008, the Company raised $425,000 through the issuance of convertible notes. These notes mature in January and February 2009 and carry interest rates of 10% with interest accruing monthly. $250,000 of the convertible notes were issued to our non executive Chairman. During April 2008 the Company raised an additional $125,000 through the issuance of convertible notes. These notes mature in April 2009 and carry interest rates of 10% with interest accruing monthly.

     The cumulative losses to date are largely a result of business development and start up costs associated with expanding the Company's operations to ten states, largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company's expansion. During 2007, the Company was successful in securing new contracts with McKesson Corporation (McKesson) and with Health Insurance Plan of Greater New York. Combined these contracts provide the Company with the opportunity to enroll up to 18,000 members generating revenue on a per member per month basis over a three year period.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of HCI and its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain affiliated limited liability companies, which are variable interest entities required to be consolidated. The Company consolidates all controlled subsidiaries, in which control is effectuated through ownership of voting common stock or by other means. All significant intercompany transactions have been eliminated in consolidation.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

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

     REVENUE RECOGNITION

     The Company's revenue includes fees for service revenue and revenue from capitated contracts. Net revenue consists of the following components for the three-months ended March 31, 2007 and 2008:

                                            March 31, 2008      March 31, 2007
         Gross patient service
         revenue                            $    3,863,478      $    2,000,753
         Less: provision for
                   contractual
                   allowances                   (1,356,280)           (575,792)
                                       ----------------------------------------
         Net patient service revenue             2,507,198           1,424,961
         Capitated contract revenue              2,811,152             773,010
                                       ----------------------------------------
         Total revenue                      $    5,318,350      $    2,197,971
                                       ========================================

     Revenue from APRN and MD services are generated from billings to a patient's respective insurance carrier, health maintenance organization, Medicare and Medicaid. Payments from these sources are generally based on prospectively determined rates that vary according to a classification system based on clinical, diagnostic and other factors and are substantially below established rates. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain service revenues and receivable balances in the month service is

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION (CONTINUED)

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

     The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled and the aggregate impact of these resulting adjustments were not significant to the Company's operations for the three months ended March 31, 2008. Further, the Company does not expect the reasonably possible effects of a change in estimates related to unsettled March 31, 2008 contractual allowance amounts from Medicare, Medicaid and other third-party payors to be significant to its future operating results and consolidated financial position. Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month.

     INCOME TAXES

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2007 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES (CONTINUED)

     result of adopting FIN No. 48 and there is no interest or penalties accrued as management believes the Company has no uncertain tax positions at March 31, 2008.

     The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2003-2007 remain open to examination by the I.R.S. and state authorities.

     EARNINGS PER SHARE

     Basic earnings (loss) per share ("EPS") is computed dividing the net income
     (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method), and convertible preferred stock and debt (using the "if-converted" method), unless their effect on net income (loss) per share is antidilutive. Under the "if-converted" method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income
     (loss) per share is antidilutive and, as such, basic and diluted earnings
     (loss) per share are the same for the three months ended March 31, 2008 and 2007.

     NEWLY ADOPTED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 did not have a significant effect on the Company's condensed consolidated results of

                       HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NEWLY ADOPTED ACCOUNTING STANDARDS (CONTINUED)

     operations or financial position. In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on the Company's condensed consolidated results of operations or financial position.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     There are no new accounting standards that are expected to have a significant impact on the Company.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------


3.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs as of March 31, 2008 and December 31, 2007 are summarized as follows:

                                       March 31, 2008       December 31, 2007
     Capitalized software
     development costs                    $2,830,347              $ 2,613,092
     Less: accumulated
     amortization                           (462,636)               (395,117)
                                      -------------------- -------------------
     Net                                 $ 2,367,711              $2,217,975
                                      ==================== ===================

Amortization expense related to capitalized software development costs for the three months ended March 31, 2008 and 2007 totaled approximately $67,500 and $47,400, respectively.

4.   CONVERTIBLE NOTES

The Company issued approximately $6.4 million and $425,000 in twelve month, 10% interest, senior secured convertible notes to nine private investors during the fourth quarter of 2007 and the first quarter of 2008, respectively. $1.4 million of the $6.4 million convertible notes issued during the fourth quarter of 2007 were issued as a result of four of the investors converting previously outstanding promissory notes. $250,000 of the $425,000 convertible notes issued during the first quarter of 2008 were issued to the Company's non-executive Chairman. Each of the investors have represented in writing that they are accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3 million worth of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing (As defined below) the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. In connection with the fourth quarter 2007 and first quarter 2008 convertible note sales, the Company issued 600,000 and 42,500 warrants, respectively, which are exercisable at any time prior to expiration at a strike price equal to the strike price per share for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 trading days prior to the expire date per share. The Warrants have a five year maturity date from the date of the debenture issuance. The term "Qualified Financing" is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof (the "SECURITIES") generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

4.   CONVERTIBLE DEBENTURES (CONTINUED)

The convertible notes issued during the fourth quarter of 2007 and the first quarter of 2008 contained beneficial conversion discounts totaling $1,779,000 and $210,000, respectively, because the value allocated to the notes on a relative basis were less than the fair value of the Company's common stock. The Company valued the warrants issued during the fourth quarter of 2007 and the first quarter of 2008 at $979,147 and $56,973 and allocated $5,385,618 and $368,027 to the notes, respectively. The fair value of the warrants were determined by using the Black-Scholes model assuming an exercise price of $0.85, risk free interest rate of 5%, volatility ranging from 152% and 168% and a term equal to the contractual life of the warrants. The discount related to the fair value of the warrants and the beneficial conversion discounts are being amortized over the term of the notes through a charge to interest expense. The convertible notes totaling $6,789,765 are reflected in the condensed consolidated balance sheets net of the unamortized portion of the discounts and warrants of the beneficial conversion discount. For the three months ended March 31, 2008 the Company recorded interest expense of $568,334 related to the beneficial conversion discount and $252,538 related to the warrants.

The features of the convertible notes and terms of the warrants were evaluated under applicable accounting literature, including SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,". The conclusion was that none of the features of the convertible notes should be separately accounted for as derivatives and that the warrants meet the tests for equity classification.

The Company incurred approximately $671,000 in deferred issuance costs relating to the issuance of the convertible notes. Amortization expense associated with the deferred issuance costs totaled approximately $160,000 for the three month period ended March 31, 2008.

At March 31, 2008 the unamortized balance of the beneficial conversion features were approximately $1,684,000, the unamortized balance of the warrant discount were approximately $666,000, and the unamortized balance of deferred issuance costs were approximately $448,000.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

5. STOCKHOLDERS' EQUITY (DEFICIT)

During the first quarter of 2008, the Company issued to four (4) private investors $425,000 in twelve month, 10% interest, senior secured convertible notes, and of this amount $250,000 was issued to the Company's non-executive Chairman. The convertible notes issued contained beneficial conversion discounts totaling $210,000 because the value allocated to the notes were less than the fair value of the Company's common stock. In addition the Company issued 42,500 warrants as more fully described in note 4. The Company valued the warrants using the Black-Scholes model at $56,973. These transactions resulted in charges to additional paid in capital during the three month period ended March 31 2008.

During the first quarter of 2008 the company issued 15,000 shares in satisfaction of accounts payable to one vendor. The share value on the date of issuance was $1.25, the dollar amount of accounts payable satisfaction was $15,000 which resulted in a noncash charge to expense in the amount of $3,750.

WARRANTS

     A summary of warrant activity is as follows:

                                                                                         Weighted
                                                                       Weighted        Average Life
                                           Warrants       Price      Average Price       (Years)
                                         -------------              ---------------- ----------------
     Balance January 1, 2008              5,068,210                      1.88             3.01
                                                                    ================ ================
     Issued                                  42,500        .85            .85              5.0
     Issued                                  20,000       1.10           1.10              5.0
     Issued                                  20,000       1.35           1.35              5.0
                                         -------------              ---------------- ----------------
     Balance March 31, 2008               5,150,710                      1.87             3.05
                                         -------------              ---------------- ----------------
     Exercisable  March 31, 2008          4,279,733                      2.08             2.64
                                         =============              ================ ================

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------


6.  COMMITMENTS

CONSULTING AGREEMENTS

In December 2007, the Company entered into a consulting agreement with its non executive Chairman whereby the non-executive Chairman would provide management consulting services to the Company. The consulting agreement has a six month term. During the first quarter of 2008 the Company incurred expenses of $15,000 related to this consulting agreement.

6.  COMMITMENTS

CONSULTING AGREEMENTS (CONTINUED)

In February of 2008 the Company entered into a consulting agreement with an investment advisor whereby the investment advisor would provide management consulting services in addition to investment advisory services. The consulting agreement has an initial six month term with terms requiring monthly cash payments of $15,000 and monthly awards of 20,000 warrants to purchase the Company's common stock. This agreement may be terminated at any time thereafter upon 30 days notice. During the first quarter of 2008 the Company incurred expenses of $30,000 related to this consulting agreement.

During the first quarter of 2008 the Company issued 40,000 common stock warrants to this financial advisor in exchange for consulting services rendered during the quarter. The Company valued the commitment to issue warrants using the Black-Scholes model at $46,028 assuming exercise prices of $1.10 and $1.35 in February and March 2008, respectively, a risk free interest rate of 5%, volatility ranging from 160% and 165% and term equal to the contractual life of the warrants. These transactions resulted in charges to additional paid in capital during the three month period ended March 31, 2008.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------


7.  BUSINESS SEGMENTS

     The Company's operations by business segment for the three months ended March 31, 2008 and 2007 were as follows:

                                   Professional            Disease
            2008                     Services             Management              Total
------------------------------ --------------------- --------------------- ---------------------
Net Revenues                           $  2,507,198          $  2,811,152       $     5,318,350
                               ===================== ===================== =====================

Business Unit Profit Loss                 (900,587)               325,690             (574,897)
                                                                    -
Unallocated Overhead                           -                                    (1,687,238)
                                                                           ---------------------
Operating Profit Loss                                                           $   (2,262,135)
                                                                           =====================

Identifiable Assets                    $  2,275,373          $  6,723,990       $    8,999,363
                               ===================== ===================== =====================

                                       Professional        Disease
            2007                           Services       Management              Total
------------------------------ --------------------- --------------------- ---------------------

Net Revenues                           $  1,424,961          $    773,010       $    2,197,971
                               ===================== ===================== =====================

Business Unit Profit Loss                  (551,361)               75,748             (475,613)
Unallocated Overhead                           -                      -               (822,259)
                                                                           ---------------------
Operating Profit Loss                                                           $   (1,297,872)
                                                                           =====================

Identifiable Assets                    $    972,287          $  2,963,264       $    3,935,551
                               ===================== ===================== =====================

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

8.    RISKS AND UNCERTAINTIES

     PATIENT SERVICE REVENUE

     Approximately 37% and 58% of net patient services revenue in the three months ended March 31, 2008 and 2007, respectively, was derived the combination of federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

     Approximately 22% and 17% of net patient services revenue in the three months ended March 31, 2008, were derived from two customers; during the first quarter of 2007 these two customers generated less than 10% of net patient service revenue.

     MALPRACTICE INSURANCE

     The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the three month periods ended March 31, 2008, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in our Form 10-KSB (File No. 0-52197) for the year ended December 31, 2007. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements for the years ended December 31, 2007 and 2006, together with notes thereto included on Form 10-KSB and (2) our Registration Statement Form 10-SB (File No. 0-52197), as such Registration Statement became effective on February 13th, 2007.

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

CLINICAL STRATEGY

         We identify subgroups of people with common needs and create programs to fill the gaps in care, stabilizing the health of the individual. These are highly complex populations that require complex solutions. We combine best practices, state of the art electronic health record (EHR), communication tools, calls center support and biometrics, with community-based, hands-on, high-touch care.

CORPORATE STRATEGY

         We create scalable interventions which result in significant healthcare cost savings which drive our growth visibility and profitability.

         Management has retained an investment advisory firm for the purpose of developing a strategy to secure additional capital for working capital, continued investment in information systems and the ongoing execution of our growth plans. As is typical with early stage, growth companies, fiscal year 2007 and first quarter 2008 losses are largely a result of business development expenses as well as significant investment in building infrastructure for growing our divisions, business and clinical systems and programs. During 2007, we opened NP Care operations in the states of Illinois and Massachusetts bringing the total number of NP Care operations to seven at December 31, 2007 and March 31, 2008. During 2007 we opened Easy Care operations in the state of New York under a contract with Health Insurance Plan of New York bringing the total number of Easy Care operations to four at December 31, 2007. During the first quarter of 2008 we opened Easy Care operations in the state of Alabama bringing the total number of Easy Care operations to five at March 31, 2008.

         In addition to the new operations opened during 2007 and the first quarter of 2008, we experienced growth in members under care within its Easy Care Operations. As of March 31, 2008 we had approximately 3,200 members under care throughout its Easy Care operations representing a 5% increase from members under care as of December 31, 2007.

RESULTS OF OPERATIONS

         Our focus for fiscal years 2003 through the first quarter of 2008 was to invest in the areas of IT/Systems, clinical protocol training and development, human resource recruiting, training and development as well as marketing and business development expense. We have invested heavily in the development of its proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. During 2007 and 2008 to date, we have also invested in additions to its management and systems infrastructure in anticipation of rapid growth of its programs.

         Management believes that these investments in building the management infrastructure and systems is critical, both to ensure effective execution of its business model(s) in each market area, and to sustain high levels of revenue growth and margin enhancement over time. Management believes its models are highly scalable however there are significant start-up costs associated with scaling to new markets and there can be no assurance that we will be successful in securing new contracts and growing these new markets profitably.

THREE - MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues

         For the three months ended March 31, 2008, net revenue was $5,318,350, representing an increase of $3,120,379 (142%), as compared to the net revenue of $2,197,971 for the three months ended March 31, 2007. The increase is a result of growth from existing operations in the amount of $992,694 or 45% as compared to the first quarter of 2007 as well as $2,127,685 of revenue from new operations in the first quarter of 2008. During the first quarter of 2008, new NP Care operations generated $763,108 in revenue and new Easy Care operations generated $1,364,577 in revenue.

Cost of Net Revenue and Gross Profit

         For the three months ended March 31, 2008, cost of net revenue was $4,114,730, representing an increase of $2,376,021 (137%), as compared to the cost of net revenue of $1,738,709 for the three months ended March 31, 2007. The increase is a result of growth from existing operations in the amount of $804,330 or (46%) as compared to the first quarter of 2007 as well as $1,571,691 of cost of net revenue from new operations in the first quarter of 2008. During the first quarter of 2008, new NP Care operations generated $779,488 in net cost of revenue and new Easy Care operations generated $792,203 in net cost of revenue.

         For the three months ended March 31, 2008, gross margin was $1,203,620 or 23% of net revenue representing an increase of $744,358, or 162% as compared to the gross margin of $459,262, or 21% of net revenue for the three months ended March 31, 2007. The increase is a result of growth from existing operations in the amount of $188,364 or 41% as compared to the first quarter of 2007 as well as $555,994 of gross margin from new operations in the first quarter of 2008. During the first quarter of 2007, new NP Care operations generated ($16,380) in gross margin and new Easy Care operations generated $572,374 in gross margin.

Selling, General and Administrative Expense ("SG&A Expenses")

         SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended March 31, 2008, total SG&A Expenses were $3,167,414, representing an increase of $1,533,164 or 94% as compared to the total SG&A Expenses of $1,634,250 for the three months ended March 31, 2007. This increase is a result of the Company's continuing enhancement to the senior management and additional expenses for the opening of new offices and system and infrastructure costs.

         Depreciation and amortization expense are calculated using the straight line method over the estimated useful lives of the assets, or, in the case of leasehold improvements over the remaining term of the related lease, whichever is shorter. For the three months ended March 31, 2008, depreciation and amortization expense included in operating expenses was $298,341, representing an increase of $175,457 or (143%), as compared to the total depreciation and amortization expense of $122,884 included in SG&A for the three months ended March 31, 2007. This increase is a result of the amortization of deferred issuance costs related to our convertible debt.

Income (Loss) from operations

         For the three months ended March 31, 2008, we incurred a loss from operations of ($2,262,135) representing an increase of $964,263 or 74%, compared to ($1,297,872) for the three months ended March 31, 2007. We expect improvement in our results of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

Income Tax Expense

         We have incurred net operating losses (NOLs) since inception. At March 31, 2008, we had net operating loss carry forwards for federal income tax purposes of approximately $9.3 million, which is available to offset future federal taxable income, if any, ratably through 2027. These net operating losses are subject to review by federal and state tax authorities.

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

         2. SUBCONTRACTING WITH POPULATION BASED-SINGLE DISEASE ORIENTED DISEASE MANAGEMENT COMPANIES -- many of these companies either have large Medicare populations, are partnering with an HMO in a CCI (Medicare demonstration project), or seeking contracts with the states for Medicaid populations which include the disabled. In these cases we subcontract with the company and enable them to provide a complete spectrum of care which includes hands-on and presence in the community for the medically complex and frail; a capability which none of these companies has developed: Alere, Health Dialog, Health Management Corp/Wellpoint and McKesson.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible notes and cash flows from operations. At March 31, 2008 and 2007, we had $945,696 and $948,084,
respectively, in cash and cash equivalents. Operating activities for the three months ended March 31, 2008 used $2,590,315, representing an increase of $1,477,355 or (133%), when compared to the cash used in operating activities of $1,112,960 for the three months ended March 31, 2007. This change is primarily due to the increased investment in corporate infrastructure; start-up costs associated new contracts and increased spending with respect to business development.

         During the first quarter of 2008, we issued to four (4) private investors $425,000 in twelve month, 10% interest, senior secured convertible notes, and of this amount $250,000 was issued to the Company's non-executive Chairman. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing (As defined below) the note holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. In connection with the convertible note sale, the Company issued 42,500 warrants which are exercisable at any time prior to expiry at a strike price per share equal to the strike price for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 trading days prior to the expire date per share. The Warrants have a five year maturity date from the date of the note issuance. The term "Qualified Financing" is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof generating gross proceeds to us (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

         We have incurred significant costs for the development of software for internal use. For the three month period ended March 31, 2008 and the year ended December 31, 2007, the Company incurred $234,848 and $1,126,508 respectively, in capitalized software costs. We used one vendor to develop this software.

Accounts Receivable

         As of March 31, 2008 and 2007, our accounts receivable aging by major payers was as follows:

    March 31, 2008
                               0-30         31-60         61-90        > 90      Total
  Medicare                    603,817      127,599        66,193      158,747   956,356
  Medicaid                    27,621       13,893         9,196       55,795    106,505
  Healthnet                   30,691        6,960         4,935       27,388     69,974
  Blue Cross                  28,472       15,324         14,532      70,033    128,362
  Other Private              1,115,543     680,002       412,459      152,567   2,360,570
                             ---------- -------------- ------------- ---------- ---------
                             1,806,143     843,777       507,316      464,530   3,621,767
                             ========== ============== ============= ========== =========
      March 31, 2007
                               0-30         31-60         61-90        > 90      Total
  Medicare                    428,937      106,423        16,128      18,898    570,386
  Medicaid                    21,813        2,514          144          420      24,891
  Healthnet                   41,418       25,376         1,744        5,154     73,692
  Blue Cross                   8,693        3,979          598          872      14,142
  Other Private               28,295       16,668         3,608        5,655     54,226
                             ---------- -------------- ------------- ---------- ---------
                              529,156      154,960        22,222      30,999    737,337
                             ========== ============== ============= ========== =========



         Receivables recorded at March 31, 2008 and 2007 consists primarily of fees for services to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by a third party billing company responsible for collecting amounts due.

         A significant portion of our fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. We monitor our revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in our condensed consolidated financial statements for three month's ended March 31, 2008 and the year ended December 31, 2007 are recorded at the amount ultimately expected to be received from these payers. For the three month's ended March 31, 2008 and the year ended December 31, 2007, there were $1,356,280 and $4,565,333, respectively, recorded as contractual allowances.

         Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management's expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. For the three months ended March 31, 2008 and 2007, there were no bad debt direct write-offs recorded in our results of operations.

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

         We are obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of March 31, 2008 are as follows:

PERIODS ENDING DECEMBER 31,

    2008                                                              $ 383,399
    2009                                                                523,241
    2010                                                                309,307
    2011                                                                 90,347
    2012                                                                 46,767
                                                            --------------------
Total minimum lease payments                                         $1,353,061
                                                            ====================


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

REVENUE RECOGNITION

         A significant portion of our fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. We monitor our revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a substantial portion of the total net revenues and receivables reported in our consolidated financial statements are recorded at the amount ultimately expected to be received from these payers.

         We evaluate several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payer/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled. Further, we do not expect the reasonably possible effects of a change in estimate related to unsettled contractual allowance amounts from Medicaid and third-party payers to be significant to its future operating results and consolidated financial position.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         We have capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position (SOP) No. 98-1, "Accounting for the Costs of "Computer Software Developed or Obtained for Internal Use." In accordance with SOP No. 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

         The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Our financial instruments include cash, accounts receivable, accounts payable and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the notes payable approximates their fair value due to the use of market rates of interest.

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

         We provide for depreciation and amortization using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, over the remaining term of the related lease, whichever is shorter.

NEWLY ADOPTED ACCOUNTING STANDARDS


     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 with respect to financial assets and liabilities in the first quarter of 2008 did not have a significant effect on our condensed consolidated results of operations or financial position. In addition, we are evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on our condensed consolidated results of operations or financial position.

Recently Issued Accounting Standards

There are no new accounting standards that are expected to have a significant impact on the Company.

ITEM 3. QUANTITIVE AND QUALTITIVE DISCLOSURES ABOUT MARKET RISK.

         NO DISCUSSION IS REQUIRED PURSUANT TO FORM 10-Q INSTRUCTIONS TO PARAGRAPH 305(o).

ITEM 4. CONTROLS AND PROCEDURES.

         Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the effectiveness of the design and operation of its disclosure controls and procedures to allow timely decisions regarding required disclosure as of the period covered by this report. . This reevaluation was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and acting Chief Financial Officer ("CFO"), as appropriate. Based on this evaluation, the Company concluded that because of weakness in our internal controls over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) may not be effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings and to ensure information required to be included by the Company in reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and
(ii) accumulated and communicated to management including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding disclosure as of the end of the period covered by this report.. The audit adjustments recorded for 2007 and 2006 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. Management has engaged in remediation efforts to address the material weakness identified in the Company's disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weakness in the Company's internal control over financial reporting as of March 31, 2008, the Company believes that the condensed consolidated financial statements contained in this report present fairly its financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

CHANGES IN INTERNAL CONTROLS

         As stated herein, the Company is currently working on changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and hopes to have these changes fully implemented by the end of the fiscal third quarter of 2008.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         The Company's management, including its CEO and CFO, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following is a list of our securities that have been sold or issued by us during the period covered by this report. These securities were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. There were no underwriting discounts or commissions paid in connection with the sale of these securities.

         During the first quarter of 2008, we issued twelve month, 10% interest secured convertible notes in the aggregate principal amount of $425,000 to four private investors, of which $250,000 was issued to our non-executive chairman. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00 per share. Additionally, if there is a Qualified Financing (as defined below), the note holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the floor of $1.00 per share. In connection with the issuance of these notes, we issued 42,500 warrants to the four private investors which are exercisable at any time prior to expiration date of the warrants at a strike price per share equal to the strike price for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 trading days prior to the expiration date of the warrants. The warrants expire on the fifth anniversary of the date of their issuance. For purposes hereof, the term "Qualified Financing" is defined  as the sale for cash by the  Company  in a  transaction  or  series  of
related   transactions  of  debt,  equity,   equity-linked   securities  or  any
combination thereof generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

         During the first quarter of 2008 the Company issued 15,000 shares in satisfaction of accounts payable to one vendor. The share value on the date of issuance was $1.25, the dollar amount of accounts payable satisfaction was $15,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

                  During the first quarter of 2008, we issued twelve month, 10% interests secured convertible notes in the aggregate principal amount of $425,000 to four private investors, of which $250,000 was issued to our non-executive chairman. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00 per share. Additionally, if there is a Qualified Financing (as defined below), the note holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the floor of $1.00 per share. In connection with the issuance of these notes, we issued 42,500 warrants to the four private investors which are exercisable at any time prior to expiration date of the warrants at a strike price per share equal to the strike price for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 trading days prior to the expiration date of the warrants. The warrants expire on the fifth anniversary of the date of their issuance. For purposes hereof, the term "Qualified Financing" is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

         There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last disclosed these procedures.

ITEM 6. EXHIBTS

A. Exhibits:

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of the Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifications of the Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

------
*Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HC Innovation, Inc.



Date: May 15, 2008                  By:  /S/ DAVID CHESS, MD
                                         -------------------
                                         David Chess
                                         Chief Executive Officer, President
                                         and Director


                                    HC Innovation, Inc.



Date: May 15, 2008                  By:  /S/ EMILE A. LALIBERTE
                                         ----------------------
                                         Emile A. Laliberte
                                         Acting Chief Financial Officer