Form 10-Q/A
period 2008-03-31
HC Innovations, Inc.
filed 2008-08-15
CIK 1370512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                TABLE OF CONTENTS

                                                                            Page

PART I - Financial Information (Unaudited)

Explanatory Note                                                              1

Item 1. FINANCIAL STATEMENTS                                                  2

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            19

Item 3. Quantitative and Qualitative Disclosures About Market Risk           27

Item 4T. Controls and Procedures                                             27




PART II - Other Information

Item 1. Legal Proceedings.                                                   28

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          28

Item 3. DEFAULTS UPON SENIOR SECURITIES.                                     29

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 29

Item 5. OTHER INFORMATION.                                                   29

Item 6. EXHIBITS.                                                            29

Explanatory Note
----------------

In the course of a review by HC Innovations (the "Company") of its accounting for stock based compensation undertaken during the preparation of the Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008, the Company identified an error in accounting for stock based compensation relating to stock options issued to non-employee directors during the three months ended March 31, 2008. This error had the following impact on the unaudited condensed consolidated financial statements for the three months ended March 31, 2008:


Condensed Consolidated Statements of Operations

                                         PREVIOUSLY
                                          REPORTED     ADJUSTMENT    RESTATED
                                        -------------  ----------  -------------
Selling, general and administrative
  expenses                              $  3,167,414   $ 302,846   $ 3,470,260
Loss from operations                      (2,262,135)   (302,846)    (2,564,981)
Net loss                                  (3,304,206)   (302,846)    (3,607,052)


Condensed Consolidated Balance Sheets

                                         PREVIOUSLY
                                          REPORTED     ADJUSTMENT    RESTATED
                                        -------------  ----------  -------------
Additional paid-in capital              $ 17,709,536   $ 302,846   $ 18,012,382
Deficit                                  (19,273,980)   (302,846)   (19,576,826)


Accordingly, the Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the "First Quarter Q/A") to
(1) restate the unaudited condensed consolidated financial statements for the three months ended March 31, 2008 contained in Part I, Item 1, (2) amend Management's Discussion and Analysis or Plan of Operation contained in Part I,
Item 2, to reflect such restatement, and (3) amend the disclosures under Controls and Procedures in Part I, Item 4, to provide additional information with respect to the error and the status of the Company's disclosure controls and procedures and internal controls over financial reporting.


The Company hereby files this First Quarter Q/A to amend and restate the original Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in its entirety, including new certifications of the Company's Chief Executive Officer and Acting Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Other than the modifications noted above, no other items included in the original Form 10-Q for the quarter ended March 31, 2008 have been amended by this First Quarter Q/A. This First Quarter Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the filing date of the original Form 10-Q for the quarter ended March 31, 2008.

See Note 9 to the unaudited condensed consolidated financial statements included in this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 for additional information.

                   PART I - FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                                                         MARCH 31, 2008  DECEMBER 31, 2007
                                                                           (UNAUDITED)       (AUDITED)
                                                                           (RESTATED)
                                                     Assets
Current assets:
      Cash and cash equivalents                                           $    945,696      $  3,442,290
      Accounts receivable, net of contractual allowances                     3,621,767         2,216,059
      Prepaid expenses                                                         489,478           546,027
                                                                          ------------      ------------
         Total current assets                                                5,056,941         6,204,376

Fixed assets, net                                                              990,237         1,030,920
Capitalized software development costs, net                                  2,367,711         2,217,975
Deferred issuance costs, net                                                   493,166           648,485
Other assets                                                                    91,308            80,782
                                                                          ------------      ------------
              Total assets                                                $  8,999,363      $ 10,182,538
                                                                          ============      ============

                         Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

      Lines of credit                                                     $    200,000      $    200,000
      Current portion of notes payable                                         379,934           388,414
      Current portion of capital lease obligations                             282,418           284,943
      Convertible debentures, net of discounts                               5,033,274         4,069,140
      Accounts payable                                                       2,019,427         1,770,358
      Accrued liabilities                                                    1,637,883         1,196,882
      Other current liabilities                                                531,600           317,128
                                                                          ------------      ------------
         Total current liabilities                                          10,084,536         8,226,865

Capital lease obligations, net of current portion                              462,326           530,717
              Total liabilities                                             10,546,862         8,757,582

Stockholders' equity (deficit):

      Preferred stock, $.001 par value, 5,000,000 shares authorized                  -                 -
      Common stock, $.001 par value, 100,000,000 shares authorized              38,616            38,601
      Stock subscriptions receivable                                           (21,671)          (21,671)
      Additional paid-in capital                                            18,012,382        17,377,800
      Deficit                                                              (19,576,826)      (15,969,774)
                                                                          ------------      ------------
              Total stockholders' equity (deficit)                          (1,547,499)        1,424,956
                                                                          ------------      ------------
              Total liabilities and stockholders' equity (deficit)        $  8,999,363      $ 10,182,538
                                                                          ============      ============





           THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations (Unaudited)


                                                      THREE MONTHS ENDED
                                                      ------------------
                                                MARCH 31, 2008    MARCH 31, 2007
                                                --------------    -------------
                                                  (RESTATED)
 Net revenues                                    $  5,318,350      $  2,197,971
 Cost of services                                   4,114,730         1,738,709
 Selling, general and administrative expenses       3,470,260         1,634,250
 Depreciation and amortization                        298,341           122,884
                                                 ------------      ------------
                                                    7,883,331         3,495,843
                                                 ------------      ------------
         Loss from operations                      (2,564,981)      (1,297,872)
 Other income (expense):
      Interest income                                  14,181             3,223
      Other expense                                    (7,369)             (506)
      Interest expense                             (1,048,883)         (166,846)
                                                 ------------      ------------
                                                   (1,042,071)         (164,129)
                                                 ------------      ------------
         Loss before provision for income taxes    (3,607,052)       (1,462,001)

 Provision for income taxes                                 -                 -
                                                 ------------      ------------

 Net loss                                        $ (3,607,052)     $ (1,462,001)
                                                 ============      ============

Basic and diluted net loss per share             $      (0.09)     $      (0.04)
                                                 ============      ============


Weighted average common shares outstanding         38,607,825        33,919,840
                                                 ============      ============



           THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                       Condensed Consolidated Statement of
             Changes in Stockholders' Equity (Deficit) (Unaudited)
                                   (RESTATED)

--------------------------------------------------------------------------------

                                                  Common Stock
                                          ----------------------------                                                   Total
                                                                          Paid-In     Subscriptions                  Stockholders'
                                          Shares Issued      Amount       Capital       Receivable      Deficit     Equity (Deficit)
                                          -------------   ------------  ------------   ------------   ------------  ---------------
Balance, January 1, 2008                     38,600,407   $     38,601  $ 17,377,800   $    (21,671)  $(15,969,774)  $  1,424,956


Beneficial conversion discount (Note 4)               -              -       210,000              -              -        210,000

Issuance of warrants to advisor in
    connection with convertible
    debentures (Note 4)                               -              -        56,973              -              -         56,973

Issuance of common stock in connection
     with satisfaction of accounts
     payable (Note 5)                            15,000             15        18,735              -              -         18,750

Issuance of warrants for consulting
      services (Note 6)                               -              -        46,028              -              -         46,028

Issuance of options to Directors
      (Note 5)                                        -              -       302,846              -              -        302,846

Net loss                                              -              -             -              -     (3,607,052)    (3,607,052)

                                           ------------   ------------  ------------   ------------   ------------   ------------
Balance, March 31, 2008                      38,615,407   $     38,616  $ 18,012,382   $    (21,671)  $(19,576,826)  $ (1,547,499)
                                           ============   ============  ============   ============   ============   ============



           THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)


--------------------------------------------------------------------------------

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                        MARCH 31, 2008   MARCH 31, 2007
                                                                        --------------   --------------
                                                                           (RESTATED)
Cash flows from operating activities:
      Net loss                                                            $(3,607,052)    $(1,462,001)
      Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation and amortization                                    298,341         122,884
             Amortization of discount - convertible debentures                252,538         137,044
             Amortization of beneficial conversion discount                   568,333               -
             Consulting services expense - warrants                            46,028          52,120
             Stock Based Compensation Expense                                 302,846               -
             Consulting services expense - common stock                         3,750               -
             Changes in operating assets and liabilities:
                 (Increase) decrease in:
                     Accounts receivable                                   (1,405,708)       (406,515)
                     Prepaid expenses                                          56,549         (64,268)
                     Other assets                                             (10,718)         (4,647)
                 Increase (decrease) in:
                     Accounts payable                                         264,070         226,077
                     Accrued liabilities                                      426,235         142,259
                     Other current liabilities                                214,473         144,087
                                                                          -----------     -----------
Net cash used in operating activities                                      (2,590,315)     (1,112,960)
                                                                          -----------     -----------
Cash flow from investing activities:
      Purchases of fixed assets, net                                           (4,535)        (19,357)
      Expenditures for capitalized software development costs                (234,848)       (262,588)
                                                                          -----------     -----------
Net cash used in investing activities                                        (239,383)       (281,945)
                                                                          -----------     -----------

Cash flows from financing activities:
      Proceeds from issuance of convertible debentures                        425,000               -
      Proceeds from issuance of common stock, net                                   -       2,227,593
      Proceeds from notes payable                                              50,000               -
      Payments on line of credit                                                    -               -
      Payments on convertible debentures                                            -               -
      Payments on notes payable                                               (58,480)         (7,865)
      Payments on capital lease obligations                                   (70,916)        (28,273)
      Deferred issuance costs paid                                            (12,500)              -
                                                                          -----------     -----------
Net cash provided by financing activities                                     333,104       2,191,455
                                                                          -----------     -----------
Net (decrease) increase in cash and cash equivalents                       (2,496,594)        796,550
Cash and cash equivalents - beginning of period                             3,442,290         151,534
                                                                          -----------     -----------

Cash and cash equivalents - end of period                                 $   945,696     $   948,084
                                                                          ===========     ===========
Supplemental cash flow information: Cash paid during the year for:
         Interest                                                         $    31,822     $    37,831
                                                                          ===========     ===========
      Noncash investing and financing activities:
         Common stock issued for prepaid consulting services              $         -     $   156,360
                                                                          ===========     ===========
         Common stock issued for prepaid consulting services
             and satisfaction of accounts payable                         $    18,750     $         -
                                                                          ===========     ===========
         Beneficial conversion discount on convertible debentures         $   210,000     $         -
                                                                          ===========     ===========
         Discount on convertible debentures - common stock and warrants   $    56,973     $         -
                                                                          ===========     ===========
         Computer equipment acquired through capital lease                $         -     $    55,807
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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------


     GOING CONCERN / MANAGEMENT'S PLAN

     As shown in the accompanying condensed consolidated financial statements, the Company has sustained a consolidated net loss for the three-month period ended March 31, 2008 of approximately $3.6 (Restated) million. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficits and stockholders' equity (deficit) at March 31, 2008 and December 31, 2007 respectively.

                                            March 31, 2008     December 31, 2007


     Working capital deficit                 $       (5.0)        $     (2.0)

     Accumulated deficit (Restated)          $      (19.6)        $    (16.0)

     Stockholders' (deficit) equity          $       (1.5)        $      1.4

     The report of our independent registered public accounting firm as of and for the year ended December 31, 2007 contains an explanatory paragraph relating to factors that raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

     STOCK BASED COMPENSATION

     The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") to all share based payment awards made to employees and directors. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the holders' requisite service period (generally the vesting period of the equity award). The Company has expensed its share-based compensation for share based payments under the ratable method, which treats each vesting tranche as if it were an individual grant.

     The Company periodically grants stock options for a fixed number of shares of common stock to its employees and directors. Stock options are granted with an exercise price greater than or equal to the fair market value of the Company's common stock at the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of the Company's stock over the option's expected term, the risk free interest rate over the option's expected term, and the expected annual dividend yield.

     The Company recognizes stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. The Company's estimate of annual forfeiture rates was approximately 30%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

     Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net deferred tax assets and, accordingly, no tax benefits related to stock compensation expense have been recorded in its condensed consolidated financial statements.

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

                       HC INNOVATIONS, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ACCOUNTING STANDARDS NOT YET ADOPTED

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and
     (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 161 will have on its condensed consolidated financial statements.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior period financial information to conform to the current period classifications.

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
                                         =============              ================ ================


Stock Based Compensation (Restated)

On March 25, 2008, the Company adopted the 2008 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility within the Company or certain affiliates of the Company. Under the Plan, eligible participants may be awarded options to purchase common stock of the Company. The Board has authority to administer the Plan and has delegated this authority to the Compensation Committee of the Board. In addition, the Board or the Compensation Committee may delegate duties to the Company's chief executive officer or other senior officers of the Company, to the extent permitted by law and the Company's Bylaws. Employees, officers, directors and consultants of the Company, or of certain affiliates of the Company, are eligible to participate in the Plan. However, the actual recipients of awards under the Plan are selected by the Board or the Compensation Committee. The Plan authorizes the granting of awards for up to a maximum of six million nine hundred forty eight thousand seventy three (6,948,073) shares of common stock of the Company. If any award granted under the Plan expires, terminates or is forfeited, surrendered or canceled, without delivery (or, in the case of restricted shares, vesting) of common stock or other consideration, the common stock of the Company that were underlying the award shall again be available under the Plan.

On March 28, 2008, the Board of Directors of the Company granted 1,050,000 nonqualified stock options to certain non-employee directors of the Company (collectively, the "Non-Employee Director Options"). The Non-Employee Director Options were granted pursuant to the Company's Plan. A portion of the Non-Employee Director Options vested at grant with the balance vesting over a four-year period beginning on the first anniversary of the initial grant date and will expire on March 28, 2012. The exercise price per share payable upon the exercise of each of the Non-Employee Director Options is $1.22 which is equal to the fair market value as of March 28, 2008 of the Company's common stock as determined by the March 28, 2008 closing price of the Company's common stock. The fair value of the stock options were determined using the Black-Scholes model assuming an exercise price of $1.22, risk free interest rate of 5%, volatility of 165% and a term equal to the contractual life of the stock options.

Share information related to options granted under the 2008 Stock Incentive Plan is as follows:



                                            NON-EMPLOYEE       WGHT. AVERAGE
                                          DIRECTOR OPTIONS    EXERCISE PRICE
                                          ----------------    --------------

Outstanding at January 1, 2008

Granted                                        1,050,000             $1.22
Forfeited                                         --
Exercised                                         --
                                              ----------
Outstanding at March 31, 2008                  1,050,000             $1.22
                                              ==========
Available for future grant

Average remaining term (years)                        10

Exercisable at March 31, 2008                    250,000             $1.22

Intrinsic Value:
    Outstanding                                  $42,000
    Exercisable                                  $10,000

The following table summarizes the components and classification of stock-based compensation expense included in the condensed consolidated statements of operations.


STOCK OPTIONS GRANTED PURSUANT                                        FAIR VALUE ON
TO THE 2008 STOCK INCENTIVE PLAN     GRANT DATE     OPTIONS GRANTED   GRANT DATE       VESTED OPTIONS   COMPENSATION       CATEGORY
--------------------------------     ----------     ---------------   -------------    --------------   ------------       --------
Non-executive Directors                3/27/2008         1,050,000     1,271,953          250,000        302,846 (1)       SG&A

                                  (1) three months ending March 31, 2008


Additional compensation expense (net of estimated forfeitures) related to the unvested portion of stock options granted pursuant to the 2008 Stock Incentive Plan totaled $678,375 as of March 31, 2008. Unvested compensation expense related to stock options granted pursuant to the 2008 Stock Incentive Plan is expected to be recognized over a remaining vesting period of 4 years.

As the Company has not achieved profitable operations, management has determined that it is more likely than not that the future benefits arising from any stock based compensation will not be realized and has accordingly recorded a valuation allowance for the full amount of any resulting deferred tax assets.

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


7.  BUSINESS SEGMENTS (Restated)

     The Company's operations by business segment for the three months ended March 31, 2008 and 2007 were as follows:


                                   Professional            Disease
            2008                     Services             Management              Total
------------------------------ --------------------- --------------------- ---------------------
Net Revenues                           $  2,507,198          $  2,811,152       $     5,318,350
                               ===================== ===================== =====================

Business Unit Profit (Loss)               (900,587)               325,690             (574,897)
                                                                    -
Unallocated Overhead                           -                                    (1,990,084)
                                                                           ---------------------
Operating Loss                                                                  $   (2,564,981)
                                                                           =====================

Identifiable Assets                    $  2,275,373          $  6,723,990       $    8,999,363
                               ===================== ===================== =====================

                                       Professional        Disease
            2007                           Services       Management              Total
------------------------------ --------------------- --------------------- ---------------------

Net Revenues                           $  1,424,961          $    773,010       $    2,197,971
                               ===================== ===================== =====================

Business Unit Profit (Loss)                (551,361)               75,748             (475,613)
Unallocated Overhead                           -                      -               (822,259)
                                                                           ---------------------
Operating Loss                                                                  $   (1,297,872)
                                                                           =====================

Identifiable Assets                    $    972,287          $  2,963,264       $    3,935,551
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

9. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND CHANGES TO PRIOR PERIODS PRESENTATION

     In the course of a review by the Company of its accounting for stock based compensation undertaken during the preparation of the Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008, the Company identified an error in accounting for stock based compensation relating to stock options issued to non-employee directors during the three months ended March 31, 2008. The Company has restated its previously issued unaudited interim condensed consolidated financial statements for the three months ended March 31, 2008. The effect of the restatement on these interim condensed consolidated financial statements for the three months ended March 31, 2008 is as follows:


     Condensed Consolidated Statement of Operations


                                              PREVIOUSLY
                                               REPORTED     ADJUSTMENT    RESTATED
                                             -------------  ----------  -------------
     Selling, general and administrative
        expenses                             $  3,167,414   $ 302,846   $  3,470,260
     Loss from operations                      (2,262,135)    302,846     (2,564,981)
     Net loss                                  (3,304,206)   (302,846)    (3,607,052)

                                              PREVIOUSLY
                                               REPORTED     ADJUSTMENT    RESTATED
                                             -------------  ----------  -------------
     Condensed Consolidated Balance Sheets

     Additional paid-in capital              $ 17,709,536   $ 302,846)  $ 18,012,382
     Deficit                                  (19,273,980)   (302,846)   (19,576,826)

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

Selling, General and Administrative Expense ("SG&A Expenses")

         SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended March 31, 2008, total SG&A Expenses were $3,470,260, representing an increase of $1,836,010 or 112% as compared to the total SG&A Expenses of $1,634,250 for the three months ended March 31, 2007. This increase is a result of the Company's continuing enhancement to the senior management and additional expenses for the opening of new offices and system and infrastructure costs.


Income (Loss) from operations

         For the three months ended March 31, 2008, we incurred a loss from operations of ($2,564,981) representing an increase of $1,267,109 or 98%, compared to ($1,297,872) for the three months ended March 31, 2007. We expect improvement in our results of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible notes and cash flows from operations. At March 31, 2008 and December 31, 2007, we had $945,696 and $3,442,290, respectively, in cash and cash equivalents. Operating activities for the three months ended March 31, 2008 used $2,590,315, representing an increase of $1,477,355 or (133%), when compared to the cash used in operating activities of $1,112,960 for the three months ended March 31, 2007. This change is primarily due to the increased investment in corporate infrastructure; start-up costs associated new contracts and increased spending with respect to business development.

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

Accounts Receivable

         As of March 31, 2008 and 2007, our accounts receivable aging by major payers was as follows:

    March 31, 2008
                               0-30         31-60         61-90        > 90      Total
  Medicare                    603,817      127,599        66,193      158,747   956,356
  Medicaid                    27,621       13,893         9,196       55,795    106,505
  Healthnet                   30,691        6,960         4,935       27,388     69,974
  Blue Cross                  28,472       15,324         14,532      70,033    128,361
  Other Private              1,115,543     680,002       412,459      152,567   2,360,570
                             ---------- -------------- ------------- ---------- ---------
                             1,806,143     843,778       507,315      464,530   3,621,767
                             ========== ============== ============= ========== =========
      March 31, 2007
                               0-30         31-60         61-90        > 90      Total
  Medicare                    428,937      106,423        16,128      18,898    570,386
  Medicaid                    21,813        2,514          144          420      24,891
  Healthnet                   41,418       25,376         1,744        5,154     73,692
  Blue Cross                   8,693        3,979          598          872      14,142
  Other Private               28,295       16,668         3,608        5,655     54,226
                             ---------- -------------- ------------- ---------- ---------
                              529,156      154,960        22,222      30,999    737,337
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

STOCK BASED COMPENSATION

         The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") to all share based payment awards made to employees and directors. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the holders' requisite service period (generally the vesting period of the equity award). The Company has expensed its share-based compensation for share based payments under the ratable method, which treats each vesting tranche as if it were an individual grant.

         The Company periodically grants stock options for a fixed number of shares of common stock to its employees and directors. Stock options are granted with an exercise price greater than or equal to the fair market value of the Company's common stock at the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of the Company's stock over the option's expected term, the risk free interest rate over the option's expected term, and the expected annual dividend yield.

         The Company recognizes stock-based compensation expense for the number of awards that are utlimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. The Company's estimate of annual forfeiture rates was approximately 30%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

         Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net deferred tax assets and, accordingly, no tax benefits related to stock compensation expense have been recorded in its condensed consolidated financial statements.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 161 will have on its condensed consolidated financial statements.


ITEM 3. QUANTITIVE AND QUALTITIVE DISCLOSURES ABOUT MARKET RISK.

         NO DISCUSSION IS REQUIRED PURSUANT TO FORM 10-Q INSTRUCTIONS TO PARAGRAPH 305(o).

ITEM 4. CONTROLS AND PROCEDURES.

         Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the effectiveness of the design and operation of its disclosure controls and procedures to allow timely decisions regarding required disclosure as of the period covered by this report. This reevaluation was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and acting Chief Financial Officer ("CFO"), as appropriate. Based on this evaluation, the Company concluded that because of weakness in our internal controls over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) have not been effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings and to ensure information required to be included by the Company in reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and
(ii) accumulated and communicated to management including the Company's CEO and acting CFO, as appropriate, to allow timely decisions regarding disclosure as of the end of the period covered by this report. The audit adjustments recorded for 2007 and 2006 combined with the restatement of the Form 10-Q for the period ending March 31, 2008 relating to errors in accounting for stock based compensation are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. Management has engaged in remediation efforts to address the material weakness identified in the Company's disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weakness in the Company's internal control over financial reporting as of March 31, 2008, the Company believes that the condensed consolidated financial statements contained in this report now present fairly its financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

CHANGES IN INTERNAL CONTROLS

         As stated herein, the Company is currently working on changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and hopes to have these changes fully implemented by the end of the fiscal third quarter of 2008.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         The Company's management, including its CEO and acting CFO, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

ITEM 6. EXHIBITS

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



                                    HC Innovation, Inc.



Date: August 15, 2008               By:  /S/ DAVID CHESS, MD
                                         -------------------
                                         David Chess
                                         Chief Executive Officer, President
                                         and Director


                                    HC Innovation, Inc.



Date: August 15, 2008               By:  /S/ DAVID CHESS, MD
                                         ----------------------
                                         David Chess
                                         Interim Chief Financial Officer