Form 10-Q
period 2008-06-30
HC Innovations, Inc.
filed 2008-08-18
CIK 1370512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended - June 30, 2008

                                       OR

[_] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 Ten Progress Drive, Suite 200 Shelton, CT 06484

                    (Address of Principal Executive Offices)

                                 (203) 925-9600
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     LARGE ACCELERATED FILER [_]   ACCERLERATED FILER        [_]
     NON-ACCELERATED FILER   [_]   SMALLER REPORTING COMPANY [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [_] NO [X]

     The number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2008 is 38,615,363.

                              HC INNOVATIONS, INC.
                                And Subsidiaries
                            Form 10-Q - June 30, 2008

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - Financial Information
Item 1. Condensed Consolidated Financial Statements.                           1
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                                18
Item 3. Quantitative and Qualitative Disclosures about Market Risk            27
Item 4. Controls and Procedures.                                              27

PART II - Other Information
Item 1. Legal Proceedings.                                                    28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.          28
Item 3. Defaults Upon Senior Securities.                                      28
Item 4. Submission of Matters to a Vote of Security Holders.                  28
Item 5. Other Information.                                                    28
Item 6. Exhibits.                                                             29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                   June 30, 2008  December 31, 2007
                                                                    (UNAUDITED)       (AUDITED)
                                                                   -------------  -----------------
Assets
Current assets:
   Cash and cash equivalents                                       $     76,885      $  3,442,290
   Accounts receivable, net of contractual allowances                 3,509,291         2,216,059
   Prepaid expenses                                                     422,441           546,027
                                                                   ------------      ------------
      Total current assets                                            4,008,617         6,204,376
Fixed assets, net                                                     1,029,082         1,030,920
Capitalized software development costs, net                           2,288,149         2,217,975
Deferred issuance costs, net                                            413,884           648,485
Other assets, net                                                        87,306            80,782
                                                                   ------------      ------------
      Total assets                                                 $  7,827,038      $ 10,182,538
                                                                   ============      ============
         Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Lines of credit                                                 $    200,000      $    200,000
   Current portion of notes payable                                     646,385           388,414
   Current portion of capital lease obligations                         291,283           284,943
   Convertible debentures, net of discounts                           6,290,839         4,069,140
   Accounts payable                                                   2,641,623         1,770,358
   Accrued liabilities                                                1,445,198         1,196,882
   Other current liabilities                                            611,061           317,128
                                                                   ------------      ------------
      Total current liabilities                                      12,126,389         8,226,865
Capital lease obligations, net of current portion                       416,866           530,717
                                                                   ------------      ------------
      Total liabilities                                              12,543,255         8,757,582
                                                                   ------------      ------------
Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 5,000,000 shares authorized             --                --
   Common stock, $.001 par value, 100,000,000 shares authorized          38,616            38,601
   Stock subscriptions receivable                                       (21,671)          (21,671)
   Additional paid-in capital                                        18,376,739        17,377,800
   Deficit                                                          (23,109,901)      (15,969,774)
                                                                   ------------      ------------
      Total stockholders' equity (deficit)                           (4,716,217)        1,424,956
                                                                   ------------      ------------
      Total liabilities and stockholders' equity (deficit)         $  7,827,038      $ 10,182,538
                                                                   ============      ============

    THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            for the six and three months ended June 30, 2008 and 2007

                                                         SIX MONTHS ENDED              THREE MONTHS ENDED
                                                  -----------------------------   -----------------------------
                                                  JUNE 30, 2008   JUNE 30, 2007   JUNE 30, 2008   JUNE 30, 2007
                                                  -------------   -------------   -------------   -------------
Net revenues                                      $ 12,151,783    $  4,950,441    $  6,833,433    $  2,752,470
Cost of services                                     8,876,616       4,181,698       4,761,886       2,442,989
Selling, general and administrative expenses         7,597,936       3,736,348       4,127,676       2,102,098
Depreciation and amortization                          272,274         205,364         141,752          82,480
                                                  ------------    ------------    ------------    ------------
                                                    16,746,826       8,123,410       9,031,314       4,627,567
                                                  ------------    ------------    ------------    ------------
      Loss from operations                          (4,595,043)     (3,172,969)     (2,197,881)     (1,875,097)
Other income (expense)
   Interest income                                      14,375          28,148             194          24,925
   Other expense                                       (22,132)            200         (14,767)            706
   Amortization - deferred issuance costs             (358,354)             --        (190,535)             --
   Interest expense                                 (2,178,973)       (196,814)     (1,130,086)        (29,968)
                                                  ------------    ------------    ------------    ------------
                                                    (2,545,084)       (168,466)     (1,335,194)         (4,337)
                                                  ------------    ------------    ------------    ------------
      Loss before provision for income taxes        (7,140,127)     (3,341,435)     (3,533,075)     (1,879,434)
 Provision for income taxes                                 --              --              --              --
                                                  ------------    ------------    ------------    ------------
 Net loss                                         $ (7,140,127)   $ (3,341,435)   $ (3,533,075)   $ (1,879,434)
                                                  ============    ============    ============    ============
Basic and diluted net loss per share              $      (0.18)   $      (0.09)   $      (0.09)   $      (0.05)
                                                  ============    ============    ============    ============
Weighted average common shares outstanding          38,611,657      35,560,928      38,615,407      37,198,018
                                                  ============    ============    ============    ============

    THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
  Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

                                                    Common Stock
                                               ----------------------                                                  Total
                                                                         Paid-In    Subscriptions                  Stockholders'
                                               Shares Issued   Amount    Capital      Receivable      Deficit    Equity (Deficit)
                                               -------------  -------  -----------  -------------  ------------  ----------------
Balance, January 1, 2008                        38,600,407    $38,601  $17,377,800    $(21,671)    $(15,969,774)   $ 1,424,956
Beneficial conversion discount                          --         --      359,000          --               --        359,000
Issuance of warrants in connection with
   convertible debentures                               --         --      118,511          --               --        118,511
Issuance of common stock in connection with
   satisfaction of accounts payable                 15,000         15       18,735          --               --         18,750
Issuance of warrants for consulting services            --         --      112,014          --               --        112,014
Issuance of warrants to advisor in connection
   with convertible debentures                          --         --       45,435          --               --         45,435
Issuance of options to Directors                        --         --      345,244          --               --        345,244
Net loss                                                --         --           --          --       (7,140,127)    (7,140,127)
                                                ----------    -------  -----------    --------     ------------    -----------
Balance, June 30, 2008                          38,615,407    $38,616  $18,376,739    $(21,671)    $(23,109,901)   $(4,716,217)
                                                ==========    =======  ===========    ========     ============    ===========

    THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                                                                        SIX MONTHS ENDED
                                                                 -----------------------------
                                                                 JUNE 30, 2008   JUNE 30, 2007
                                                                 -------------   -------------
Cash flows from operating activities:
   Net loss                                                       $(7,140,127)    $(3,341,435)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization - fixed assets                 127,693         100,969
         Amortization - capitalized software development costs        141,822         101,636
         Amortization - other assets                                    2,759           2,759
         Amortization of discount - convertible debentures            516,877         137,044
         Amortization of beneficial conversion discount             1,197,333              --
         Amortization of deferred issuance costs                      358,354              --
         Consulting services expense - warrants                       112,014         156,360
         Stock based compensation expense                             345,244              --
         Consulting services expense - common stock                    18,750         105,000
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Accounts receivable                                 (1,293,232)       (837,794)
               Prepaid expenses                                       123,586        (184,336)
            Increase (decrease) in:
               Accounts payable                                       871,265           4,690
               Accrued liabilities                                    248,316          92,683
               Other current liabilities                              293,933         128,933
                                                                  -----------     -----------
Net cash used in operating activities                              (4,075,413)     (3,533,491)
                                                                  -----------     -----------
Cash flow from investing activities:
   Increase in other assets                                            (9,283)        (43,484)
   Purchases of fixed assets                                         (125,855)        (24,233)
   Expenditures for capitalized software development costs           (211,996)       (531,108)
                                                                  -----------     -----------
Net cash used in investing activities                                (347,134)       (598,825)
                                                                  -----------     -----------
Cash flows from financing activities:
   Proceeds from issuance of convertible debentures                   985,000              --
   Proceeds from issuance of common stock, net                             --       7,846,283
   Proceeds from notes payable                                        275,000              --
   Payments on convertible debentures                                      --         (50,000)
   Payments on notes payable                                          (17,029)        (15,837)
   Payments on capital lease obligations                             (107,511)        (63,326)
   Deferred issuance costs paid                                       (78,318)             --
                                                                  -----------     -----------
Net cash provided by financing activities                           1,057,142       7,717,120
                                                                  -----------     -----------
Net (decrease) increase in cash and cash equivalents               (3,365,405)      3,584,804
Cash and cash equivalents - beginning of period                     3,442,290         151,534
                                                                  -----------     -----------
Cash and cash equivalents - end of period                         $    76,885     $ 3,736,338
                                                                  ===========     ===========
Supplemental cash flow information:
   Cash paid during the year for:
      Interest                                                    $    31,822     $    38,130
                                                                  ===========     ===========
   Noncash investing and financing activities:
      Warrants issued for debt issuance costs                          45,435              --
                                                                  ===========     ===========
      Common stock issued in connection with conversion
         of convertible debentures                                $        --     $ 1,707,985
                                                                  ===========     ===========
      Common stock issued for prepaid consulting services         $        --     $   105,000
                                                                  ===========     ===========
      Common stock issued in satisfaction of accounts payable
         for consulting services                                  $    15,000     $        --
                                                                  ===========     ===========
      Beneficial conversion discount on convertible debentures    $   359,000     $        --
                                                                  ===========     ===========
      Discount on convertible debentures - warrants               $   118,511     $        --
                                                                  ===========     ===========
      Computer equipment acquired through capital lease           $        --     $   115,672
                                                                  ===========     ===========

    THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

1.   NATURE OF OPERATIONS

     HC Innovations, Inc. ("HCI") and subsidiaries (the "Company") is a specialty care management company, providing care support for high risk, high cost patients, comprised of separate divisions each with a specific focus and intervention. The Company's mission is to identify subgroups of people with high costs and disability and create and implement programs and interventions that improve their health, resulting in dramatic reductions in the cost of their care. The Company also develops and implements medical management systems for the long term care industry.

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

     NP Care, LLCs ("LLCs") are nursing home medical management systems. The LLCs nurse practitioner program provides onsite medical care by an Advanced Practice Nurse Practitioner ("APNP") under the oversight of the patient's individual physician to residents in nursing homes and assisted living facilities. The LLCs operate in the states of Connecticut, Florida, New Jersey, Illinois, Tennessee, and Massachusetts and are managed exclusively by ECI.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.   NATURE OF OPERATIONS (CONTINUED)

     GOING CONCERN / MANAGEMENT'S PLAN

     As shown in the accompanying condensed consolidated financial statements, the Company has sustained a consolidated net loss for the six-month period ended June 30, 2008 of approximately $7.1 million. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficits and stockholders' equity (deficit) at June 30, 2008 and December 31, 2007 respectively.

                                      June 30, 2008   December 31, 2007
                                      -------------   -----------------
     Working capital deficit             $ (8.1)           $ (2.0)
     Accumulated deficit                 $(23.1)           $(16.0)
     Stockholders' (deficit) equity      $ (4.7)           $  1.4

     The report of our independent registered public accounting firm as of and for the year ended December 31, 2007 contains an explanatory paragraph relating to factors that raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

     Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses. During the second quarter of 2008, the Company raised $560,000 through the issuance of convertible notes. These notes mature in April, May and June of 2009 and carry interest rates of 10% with interest accruing monthly. During the first quarter of 2008, the Company raised $425,000 through the issuance of convertible notes including, $250,000 issued to the Company's non executive Chairman. These notes mature in January and February 2009 and carry interest rates of 10% with interest accruing monthly.

     We will need additional financing in the near term to fund our working capital needs and, therefore, are discussing potential financing alternatives with potential investors. Any financing that may be available to us is likely to be more expensive, and on less favorable terms, than previous financings and there is no assurance that future financings can be closed.

     The cumulative losses to date are largely a result of business development and start up costs associated with expanding the Company's operations to ten states, largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company's expansion. The infrastructure expenses (selling, general and administrative) required to support these operations are a relatively fixed but significant sum. As we continue to expand our operation and grow our revenues the selling, general and administrative expenses are expected to remain relatively constant and we expect to become cash flow positive.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1.   NATURE OF OPERATIONS (CONTINUED)

     NEW CONTRACTS

     During 2007, the Company was successful in securing new contracts with McKesson Corporation (McKesson) and with Health Insurance Plan of Greater New York (HIP). Combined these contracts provide the Company with the opportunity to enroll up to 18,000 members generating up to $3.8 million in monthly revenue on a per member per month basis over a three year period.

     In addition, in 2007, we entered into a new contract with HealthSpring of Tennessee, HealthSpring of Texas, and HealthSpring of Alabama. The latter allowing us to expand our services to a tenth state. Combined these contracts represent an additional 1,000 to 1,500 patients under management.

     In the second quarter of 2008, we entered into an Agreement with Senior Whole Health, (SWH) a Medicare, Medicaid HMO to assist them in the care of patients residing in nursing homes in the state of Connecticut. Since SWH is a new HMO in Connecticut it is unclear what the financial impact of this contract will be.

     Also in the second quarter of 2008, we finalized a new contract with Aetna Health Plan to provide care management services to their members residing in nursing homes in New Jersey. This contract is for the care of patients in the home for short term rehabilitation as well as long term life setting.

     HIP/GHI (Emblem Health) the largest health plan in New York City has entered into a second contract with ECI in May 2008 to provide the management services for their Medical Home Project. This is a two year contract with a potential value of 4.5 million dollars.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     BASIS OF PRESENTATION (CONTINUED)

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

     The LLCs, which are required to be consolidated under Financial Accounting Standards Board ("FASB") Interpretation No. 46, as revised ("FIN 46(R)"), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES", would also be consolidated under the provisions of Emerging Issues Task Force ("EITF") No. 97-2, "APPLICATION OF FASB STATEMENT NO. 94 AND APB OPINION NO. 16 TO PHYSICIAN PRACTICE MANAGEMENT ENTITIES AND CERTAIN OTHER ENTITIES WITH CONTRACTUAL MANAGEMENT ARRANGEMENTS." The LLCs have been determined to be variable interest entities due to the existence of a call option under which ECI has the ability to require the member holding all of the voting equity interests of the underlying LLCs to transfer their equity interests at any time to any person specified by ECI and vote the member interests as ECI instructs. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders.

     In addition, the Company has an exclusive long-term management services agreement with each of the LLC's and the member of the LLCs which allows the Company to direct all of the non-clinical activities of the LLCs, retain all of the economic benefits, and assume all of the risks associated with ownership of the LLCs. Due to these agreements, the Company has all of the economic benefits and risks associated with the LLCs and the Company is considered to be the primary beneficiary of the activities of the LLCs and is required to consolidate the LLCs under FIN 46(R).

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION

     The Company's revenue includes fees for service revenue and revenue from capitated contracts. Net patient service revenue consists of the following components for the six and three month periods ended June 30, 2008 and 2007:

                                         Six Months ended             Three Months ended
                                  ----------------------------   -----------------------------
                                  June 30, 2008  June 30, 2007   June 30, 2008   June 30, 2007
                                  -------------  -------------   -------------   -------------
Gross patient service revenue      $ 7,546,679    $ 4,282,397      $3,683,201     $2,281,644
Less: provision for contractual
      allowances                    (2,136,217)    (1,319,905)       (779,937)      (744,113)
                                   -----------    -----------      ----------     ----------
Net patient service revenue        $ 5,410,462    $ 2,962,492      $2,903,264     $1,537,531
Capitated contract revenue           6,741,321      1,987,949       3,930,169      1,214,939
                                   -----------    -----------      ----------     ----------
Total revenue                      $12,151,783    $ 4,950,441      $6,833,433     $2,752,470
                                   ===========    ===========      ==========     ==========

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     REVENUE RECOGNITION (CONTINUED)

     The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled. The aggregate impact of these resulting adjustments were not significant to the Company's operations for the six months ended June 30, 2008 and 2007. Further, the Company does not expect the reasonably possible effects of a change in estimate related to unsettled June 30, 2008 contractual allowance amounts from Medicare, Medicaid, and other third-party payors to be significant to its future operating results and consolidated financial position. Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month.

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

     INCOME TAXES

     The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2007 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a result of adopting FIN No. 48 and there is no interest or penalties accrued as management believes the Company has no uncertain tax positions at June 30, 2008.

     The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2004-2007 remain open to examination by the I.R.S. and state authorities.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method), and convertible preferred stock and debt (using the "if-converted" method), unless their effect on net income (loss) per share is antidilutive. Under the "if-converted" method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted earnings per share is antidilutive and, as such, basic and diluted earnings per share are the same for the six and three month periods ended June 30, 2008 and 2007.

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

3.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     Capitalized software development costs as of June 30, 2008 and December 31, 2007 are summarized as follows:

                                              June 30, 2008   December 31, 2007
                                              -------------   -----------------
     Capitalized software development costs     $2,825,088       $2,613,092
     Less: accumulated amortization               (536,939)        (395,117)
                                               -----------       ----------
                                                $2,288,149       $2,217,975
                                               ===========       ==========

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

3.   CAPITALIZED SOFTWARE DEVELOPMENT COSTS (CONTINUED)

     Amortization expense related to capitalized software development costs for the six month periods ended June 30, 2008 and 2007 totaled approximately $142,000 and $102,000, respectively. For the three month periods ended June 30, 2008 and 2007 amortization expense totaled approximately $74,000 and $55,000 respectively.

4.   NOTES PAYABLE

     Between May 27, 2008 and May 29, 2008, the Company issued $275,000 principal amount of unsecured subordinated promissory notes. The notes bear interest at the rate of 10% per annum. The terms of the Company's outstanding indebtedness require the consent of the senior secured convertible note holders prior to the incurrence of any additional indebtedness by the Company. The Company is in process of securing such consents, although there can be no assurance that all such consents will be received.

5.   CONVERTIBLE NOTES

     The Company issued approximately $6.5 million and $985,000 in twelve month, 10% interest, senior secured convertible notes to nine private investors during the fourth quarter of 2007 and the first six months of 2008, respectively. The company also issued $800,000 in twelve month, 10% interest, unsecured convertible notes to two investors and one vendor (who converted $500,000 of payables) in the fourth quarter of 2007. The Company issued $250,000 of the $985,000 convertible notes to its non-executive Chairman. Each of the investors have represented in writing that they are accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3 million worth of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing (as defined below) the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount (25% for $3 million worth of the notes) of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. In connection with the fourth quarter 2007 and first six months 2008 convertible note sales, the Company issued 636,477 and 98,500 warrants, respectively, which are exercisable at any time prior to expiration at a strike price equal to the strike price per share for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 consecutive trading days prior to the expire date per share.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

5.   CONVERTIBLE NOTES (CONTINUED)

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

     The convertible notes issued during the fourth quarter of 2007 and the first six months of 2008 contained beneficial conversion discounts totaling $1,779,000 and $359,000, respectively, because the value allocated to the notes on a relative basis were less than the fair value of the Company's common stock. The Company valued the warrants issued during the fourth quarter of 2007 and the first six months of 2008 at $979,147 and $118,511 and allocated $5,385,618 and $866,489 to the notes, respectively. The fair value of the warrants were determined by using the Black-Scholes model assuming an exercise price of $0.85, risk free interest rate of 5%, volatilities ranging from 152% to 168% a term equal to the contractual life of the warrants. The discount related to the fair value of the warrants and the beneficial conversion discounts are being amortized over the term of the notes through a charge to interest expense. The convertible notes totaling $7,999,765 at June 30, 2008 and $7,014,765 at December 31, 2007
     are reflected in the condensed consolidated balance sheets net of the unamortized portion of the discounts and warrants of the beneficial conversion discount. For the six months ended June 30, 2008 the Company recorded interest expense of $1,197,333 related to the beneficial conversion discount and $516,877 related to the warrants.

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

     The Company incurred $671,278 in 2007 and an additional $123,753 during the six-month period ended June 30, 2008 in deferred issuance costs relating to the issuance of the convertible notes. Amortization expense associated with the deferred issuance costs totaled $358,354 for the six month period ended June 30, 2008.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

5.   CONVERTIBLE NOTES (CONTINUED)

     At June 30, 2008 and December 31, 2007, the unamortized balance of the beneficial conversion features were $1,204,334 and $2,042,667, respectively, the unamortized balance of the warrant discounts were $504,592 and $902,958, respectively, and the unamortized balance of deferred issuance costs were approximately $490,000 and $648,000, respectively.

6.   STOCKHOLDERS' EQUITY (DEFICIT)

     COMMON STOCK

     During the first six months of 2008 the Company issued 15,000 shares in satisfaction of accounts payable to one vendor. The share value on the date of issuance was $1.25, the dollar amount of accounts payable satisfaction was $15,000 which resulted in a noncash charge to expense in the amount of $3,750.

     WARRANTS

     A summary of warrant activity is as follows:


                                                Weighted Average   Weighted Average
                             Warrants   Price        Price           Life (Years)
                            ---------   -----   ----------------   ----------------
Balance January 1, 2008     5,068,210                 1.88               3.0
Issued                        147,165    0.85         0.85               5.0
Issued                         40,000    1.10         1.10               5.0
Issued                         20,000    1.35         1.35               5.0
Issued                         40,000    1.20         1.20               5.0
                            ---------                 ----              ----
Balance June 30, 2008       5,315,375                 1.84              3.09
                            =========                 ====              ====
Exercisable June 30, 2008   4,339,733                 2.06               2.8
                            =========                 ====              ====


     STOCK OPTIONS

     On March 25, 2008, the Company adopted the 2008 Stock Incentive Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth and profitability of the Company by enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility within the Company or certain affiliates of the Company. Under the Plan, eligible participants may be awarded options to purchase common stock of the Company. The Board has authority to administer the Plan and has delegated this authority to the Compensation Committee of the Board. In addition, the Board or the Compensation Committee may delegate duties to the Company's chief executive officer of other senior officers of the Company, to the extent permitted by law and the Company's Bylaws. Employees, officers, directors and consultants of the Company, or of certain affiliates of the Company, are eligible to participate in the Plan. However, the actual recipients of awards under the Plan are selected by the Board or the Compensation Committee. The Plan authorizes the granting of awards for up to a maximum of six million nine hundred forty eight thousand seventy three (6,948,073) shares of common stock of the Company. If any award granted under the Plan expires, terminates or is forfeited, surrendered or canceled, without delivery (or, in the case of restricted shares, vesting) of common stock or other consideration, the common stock of the Company that were underlying the award shall again be available under the Plan.

     On March 28, 2008, the Board of Directors of the Company granted 1,050,000 nonqualified stock options to certain non-employee directors of the Company (collectively, the "Non-Employee Director Options"). The Non-Employee Director Options were granted pursuant to the Company's Plan. A portion of the Non-Employee Director Options vested at grant with the balance vesting over a four-year period beginning on the first anniversary of the initial grant date and will expire on March 28, 2012. The exercise price per share payable upon the exercise of each of the Non-Employee Director Options is $1.22 which is equal to the fair market value as of March 28, 2008 of the Company's common stock as determined by the March 28, 2008 closing price of the Company's common stock. The fair value of the stock options were determined using the Black-Scholes model assuming an exercise price of $1.22, risk free interest rate of 5%, volatility of 165% and a term equal to the contractual life of the stock options. As the result of the resignation of one of the Company's non-executive directors in the three month period ending June 30, 2008, 200,000 options were forfeited. No new options were granted under the Plan for the three month period ending June 30, 2008.

     Share information related to options granted under the 2008 Stock Incentive Plan is as follows:

                                          Non-Employee          Wght. Average
                                        Director Options       Exercise Price
                                        ----------------       --------------
     Outstanding at January 1, 2008              0                  $1.22

     Granted                             1,050,000                  $1.22
     Forfeited                            (200,000)                 $1.22
     Exercised                                   0
                                         ---------
     Outstanding at June 30, 2008          850,000                  $1.22
                                         =========
     Available for future grant

     Average remaining term (years)           9.75

     Exercisable at June 30, 2008          250,000                  $1.22

     Intrinsic Value:
         Outstanding                             0
         Exercisable                             0

     The following table summarizes the components and classification of stock-based compensation expense included in the statement of operations.

Stock options
granted pursuant                                  Fair Value
to the 2008                   Grant     Options       on      Vested
Stock Incentive Plan          Date      Granted   Grant Date  Options   Compensation  Category
-----------------------     ---------  ---------  ----------  --------  ------------  --------
Non-executive Directors     3/27/2008  1,050,000   1,271,953   250,000    302,846(1)    SG&A
                                                                           42,398(2)    SG&A

     (1) three months ending March 31, 2008
     (2) three months ending June 30, 2008


     Additional compensation expense (net of estimated forfeitures) related to the unvested portion of stock options granted pursuant to the 2008 Stock Incentive Plan totaled $635,977 as of June 30, 2008. Unvested compensation expense related to stock options granted pursuant to the 2008 Stock Incentive Plan is expected to be recognized over a remaining vesting period of 3.75 years.

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

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

7.   COMMITMENTS

CONSULTING AGREEMENTS

In December 2007, the Company entered into a consulting agreement with its non executive Chairman whereby the non-executive Chairman would provide management consulting services to the Company. The consulting agreement had an initial six month term that was extended to August 2008. During the first six months of 2008 the Company incurred expenses of $55,000 related to this consulting agreement.

In February of 2008, the Company entered into a consulting agreement with an investment advisor whereby the investment advisor would provide management consulting services in addition to investment advisory services. The consulting agreement has an initial six month term with terms requiring monthly cash payments of $15,000 and monthly awards of 20,000 warrants to purchase the Company's common stock. This agreement may be terminated at any time thereafter upon 30 days notice. During the first six months of 2008, the Company incurred cash expenses of $60,000 related to this consulting agreement. The Company and advisor mutually agreed to forgo the cash payment of $15,000 due in June.

During the first six months of 2008, the Company issued 100,000 common stock warrants to this financial advisor in exchange for consulting services rendered during the quarter. The Company valued the commitment to issue warrants using the Black-Scholes model at approximately $112,000 assuming exercise prices ranging from $1.10 and $1.35 from February through June 2008, respectively, a risk free interest rate of 5%, volatility of 168% term equal to the contractual life of the warrants. These transactions resulted in charges to additional paid in capital during the six month period ended June 30, 2008.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

8.  BUSINESS SEGMENTS

The Company's operations by business segment for the six and three months ended June 30, 2008 and 2007 were as follows:

                            Medical Management Systems   Specialty Care Management
           2008                    - Facility                   - Community             Total
-------------------------   --------------------------   -------------------------   -------------

Net Revenues                       $ 5,410,462                 $ 6,741,321           $ 12,151,783
                                   ===========                 ===========           ============
Business Unit Loss                  (1,559,210)                 (1,023,519)            (2,582,729)
Unallocated Overhead                                                                   (2,012,314)
                                                                                     ============
Operating Loss                                                                        ($4,595,043)
                                                                                     ============
Identifiable Assets                $ 2,053,593                 $ 5,773,445           $  7,827,038
                                   ===========                 ===========           ============

                            Medical Management Systems   Specialty Care Management
           2007                    - Facility                   - Community              Total
-------------------------   --------------------------   -------------------------   -------------
Net Revenues                        $ 3,021,696                  $1,928,745          $ 4,950,441
                                    ===========                  ==========          ===========
Business Unit Profit (Loss)          (1,631,188)                    261,262           (1,369,926)
 Unallocated Overhead                                                                 (1,803,043)
                                                                                     ===========
Operating Loss                                                                       ($3,172,969)
                                                                                     ===========
Identifiable Assets                 $ 1,156,598                  $6,303,932          $ 7,460,530
                                    ===========                  ==========          ===========

9.   RISKS AND UNCERTAINTIES

PATIENT SERVICE REVENUE

Approximately 33% and 87% of net patient services revenue for the six months ended June 30, 2008 and 2007 respectively, was derived under federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

9.   RISKS AND UNCERTAINTIES (CONTINUED)

PATIENT SERVICE REVENUE (CONTINUED)

of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the six months ended June 30, 2008 and 2007, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND CHANGES TO PRIOR PERIODS PRESENTATION

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


Condensed Consolidated Statement of Operations

                                         Previously
                                          Reported     Adjustment    Restated
                                        -------------  ----------  -------------
Selling, general and administrative     $  3,167,414   $ 302,846   $  3,470,260
Loss from operations                      (2,262,135)   (302,846)    (2,564,981)
Net loss                                  (3,304,206)   (302,846)    (3,607,052)


Condensed Consolidated Balance Sheets

                                         Previously
                                          Reported     Adjustment    Restated
                                        -------------  ----------  -------------
Additional paid-in capital              $ 17,709,536   $ 302,846   $ 18,012,382
Deficit                                  (19,273,980)   (302,846)   (19,576,826)

11.   SUBSEQUENT EVENT

STOCK BASED COMPENSATION

On July 18, 2008, the Board granted employees 885,000 options with an exercise price of $1.01 (closing price on July 18, 2008) under the Company's Stock Incentive Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in our Form 10-KSB, which was filed on April 1st, 2008. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements for the years ended December 31, 2007 and 2006, together with notes thereto included on Form 10-KSB as filed on April 1, 2008 and (2) our Registration Statement Form 10-SB, as such Registration Statement became effective on February 13, 2007.

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

     Management has retained an investment advisory firm for the purpose of securing additional working capital, continued investment in information systems and the ongoing execution of its growth plans. The cumulative losses to date are largely a result of business development, start up costs associated with expanding the Company's operations to ten states, largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company's expansion. The corporate SGA required to do business is substantial and largely fixed.

     During 2007, the Company was successful in securing new contracts with McKesson Corporation (McKesson) and with Health Insurance Plan of Greater New York (HIP). Combined, these contracts provide us with the opportunity to enroll up to 18,000 members, generating prospective monthly revenue in excess of $3.8 million (per member per month at current pricing).

     In addition, the Company's contract with HealthSpring USA, LLC ("HealthSpring") has been expanded from the initial 300 members in the Tennessee metropolitan statistical area ("MSA") to approximately 1,300 members in a total of three Tennessee MSAs. HealthSpring has also awarded HCI contracts to serve populations in Texas and Alabama, further extended its relationship with the Company.

RESULTS OF OPERATIONS

     The Company's focus for fiscal years 2003 through the second quarter of 2008 was to invest in the areas of IT infrastructure, systems development, clinical protocol training and development, human resource recruiting, training and development as well as marketing, business development expense and expansion into new markets. The Company has invested heavily in the development of its proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. Since the second half of 2007, and 2008 to date, the Company has also invested in additions to its management and systems infrastructure in anticipation of the rapid growth of its programs.

     Management believes that these investments in building the management infrastructure and systems is critical, both to ensure effective execution of its business model(s) in each market area, and to sustain high levels of revenue growth and margin enhancement over time. Management also believes its business models are highly scalable; however, there are significant start-up costs associated with expansions into new markets and there can be no assurance that the Company will be successful in securing new contracts and growing these new markets profitably.

THREE AND SIX - MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues

     For the three months ended June 30, 2008, net revenue was $6,833,433, representing an increase of $4,080,963 (148%) as compared to the net revenue of $2,752,470 for the three months ended June 30, 2007. The increase is a result of growth from existing operations in the amount of $943,281 or 34% as compared to the second quarter of 2007 as well as $2,514,942 of revenue from new operations in the second quarter of 2008. During the second quarter of 2008, new NP Care operations generated $724,113 in revenue and new Easy Care operations generated $1,790,829 in revenue.

     For the six months ended June 30, 2008, net revenue was $12,151,783, representing an increase of $7,201,342 (145%) as compared to the net revenue of $4,950,441for the six months ended June 30, 2007. The increase is a result of growth from existing operations in the amount of $1,852,427 or 37% as compared to the first six months of 2007 as well as $4,456,175 of revenue from new operations in the first six months of 2008. During the first six months of 2008, new NP Care operations generated $1,300,769 in revenue and new Easy Care operations generated $3,155,406 in revenue.

     Operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

Cost of Net Revenue and Gross Profit

     For the three months ended June 30, 2008, cost of net revenue was $4,761,886, representing an increase of $2,318,897 (95%) as compared to the cost of net revenue of $2,442,989 for the three months ended June 30, 2007.

     For the six months ended June 30, 2008, cost of net revenue was $8,876,616, representing an increase of $4,694,918 (112%) as compared to the cost of net revenue of $4,181,698 for the six months ended June 30, 2007. The increase is a result of growth from existing operations in the amount of $3,123,227 or (75%) as compared to the first six months of 2007 as well as $1,571,691 of cost of net revenue from new operations in the first six months of 2008. During the first quarter of 2008, new NP Care operations generated $779,488 in net cost of revenue and new Easy Care operations generated $792,203 in net cost of revenue.

     For the three months ended June 30, 2008, gross margin was $2,071,547 (27%) representing an increase of $1,762,066 (569%) as compared to the gross margin of $309,481 (11%) for the three months ended June 30, 2007. The margin improvement is a result of the Company's maturity of operations in new markets combined with improved efficiencies in operations.

     For the six months ended June 30, 2008, gross margin was $3,275,167 (27%) representing an increase of $2,506,424 (326%) as compared to the gross margin of $768,743 (28%) for the six months ended June 30, 2007. The margin improvement is a result of the Company's maturity of operations in new markets combined with improved efficiencies in operations.

Selling, General and Administrative (SG&A) Expense

     SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended June 30, 2008, total SG&A Expenses were $4,127,676 representing an increase of $2,025,578 (96%) as compared to the total SG&A Expenses of $2,102,098 for the three months ended June 30, 2007. For the six months ended June 30, 2008, total SG&A Expenses were $7,597,936 representing an increase of $3,861,588 (103%) as compared to the total SG&A Expenses of $3,736,348 for the six months ended June 30, 2007. The increases in both the three and six month periods of 2008 as compared to the comparable periods of 2007 is due to the increase in the support staff required to execute on new contracts, internalizing functions (finance) which were outsourced and the introduction of stock based compensation.

     For the three months ended June 30, 2008, depreciation and amortization expense included in operating expenses was $141,752, representing an increase of $59,272 (72%), as compared to the total depreciation and amortization expense of $82,480 for the three months ended June 30, 2007. For the six months ended June 30, 2008, depreciation and amortization expense included in operating expenses was $272,274, representing an increase of $66,910 (33%), as compared to the total depreciation and amortization expense of $205,364 for the six months ended June 30, 2007.

Income (Loss) from operations

     For the three months ended June 30, 2008, we incurred a loss from operations of $2,197,881 representing an increase of $322,784 (17%) compared to a loss from operations of $1,875,097 for the three months ended June 30, 2007. For the six months ended June 30, 2008, we incurred a loss from operations of $4,595,043 representing an increase of $1,422,074 (45%) compared to a loss from operations of $3,172,969 for the six months ended June 30, 2007.

Other Income (Expense)

     For the three months ended June 30, 2008, net other expenses were $1,335,194 representing an increase of $1,330,857 compared to net other expenses of $4,337 for the three months ended June 30, 2007. For the six months ended June 30, 2008, net other expenses were $2,545,084 representing an increase of $2,376,618 compared to net other expenses of $168,466 for the six months ended June 30, 2007. Amortization of beneficial conversion discounts and deferred financing costs related to the issuance of convertible debentures in the fourth quarter of 2007 and the first six months of 2008 were the primary factors driving the increase of these expenses for both comparative time periods.

Primary Strategy - Specialty Care Management - Community

Our primary strategy consists of the following:

     1. MANAGED MEDICARE MARKET - Currently over five million enrolled -- 150,000 Easy Care(SM) eligible. We are focusing on medium to large sized Medicare Advantage programs - with Medicare enrollment above 25,000. These plans although they have disease management programs, their programs don't extend into the community with a hands on approach. They are growing their Medicare membership and need a partner to help manage their most costly subset of members. Most of these plans are well established, though some are relatively new to Medicare. We have had significant success connecting with several of these plans with several significant contracts pending.

     2. SUBCONTRACTING WITH POPULATION BASED-SINGLE DISEASE ORIENTED DISEASE MANAGEMENT COMPANIES - many of these companies either have large Medicare populations, are partnering with an HMO, or seeking contracts with the states for Medicaid populations which include the disabled. In these cases we subcontract with the company and enable them to provide a complete spectrum of care which includes hands-on and presence in the community for the medically complex and frail; a capability which none of these companies has developed: Alere, Health Dialog, Health Management Corp/Wellpoint and McKesson.

     3. DUAL ELIGIBLE MEDICARE/MEDICAID PLANS - these are relatively new entities but a number of companies who are already in the Medicaid market are seeking to enroll Medicare members who have both insurances since the reimbursement incentives are favorable. Most of these companies do not have experience with the medically complex and frail patients and are seeking partners to help them. An example of this is our contract with Amerigroup.

     4. MEDICAID CONTRACTS - although this is a population which could benefit from our programs, the sales cycle is very long (up to two years) and the RFP (Request for Proposal) process too distracting for EASY CARE(SM) at this time. Our approach in this context is to partner with other Disease Management and Managed Care Organizations as part of their Request for Proposal responses. This is exemplified by our contract with McKesson to assist them in the management of all Medicaid recipients living in nursing homes in Illinois.

PLAN OF OPERATIONS - Medical Management Systems - Facility

          We have established relationships with the key nursing home chains and we are operating in the Connecticut, New Jersey, Tennessee, Massachusetts, Illinois and Florida markets.

NP Care's revenue streams include four channels:

     o Fee-for-Service - our nurse practitioners are paid on an event basis in all of our current nursing homes.

     o Special Services - Resident Risk Assessments, Employee Physicals, Nursing Home-based Educational programs are available on a service-based fee schedule.

     o Medicare Advantage SNPs - we have entered into a relationship with Aetna to be the nurse practitioner source of care for their managed care nursing home patients in select homes in New Jersey. We are now entering into contractual relations with HealthSpring in Nashville, Tennessee.

     o State Medicaid Programs - our contract of March 2007 with McKesson represents capitated revenue on a per member per month basis for up to 8,000 Medicaid recipients in the State of Illinois.

     With the above acknowledged, management believes that the Easy Care and Quality of Life Care businesses are more scalable. It is the intent of management to focus resources on thes community based operations.

LIQUIDITY AND CAPITAL RESOURCES

     As shown in the accompanying condensed consolidated financial statements, the Company has sustained consolidated net losses for the six-month periods ended June 30, 2008 and 2007 of $7,140,127 and $3,341,435, respectively. At June 30, 2008, the Company had a working capital deficiency of approximately $8.1 million, and has accumulated deficits of approximately $23.1 million and $16 million at June 30, 2008 and December 31, 2007, respectively. The report of our independent registered public accounting firm as of and for the year ended December 31, 2007 contains an explanatory paragraph relating to factors that raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

     The Company has historically financed its liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible debentures and cash flows from operations. At June 30, 2008 and December 31, 2007, we had $76,885 and $3,442,290, respectively, in cash and cash equivalents. Operating activities (operating loss plus depreciation, amortization and stock based compensation) for the six months ended June 30, 2008 used $3,977,525, representing an increase of $1,009,920 (34%) when compared to the cash used in operating activities of $2,967,605 for the six months ended June 30, 2007. This level of cash utilization reflects the continued investment in building corporate infrastructure, start-up costs associated with new contracts, expansion into new markets and increased spending with respect to business development. Management believes that it will be successful in its efforts to adequately meet its capital needs of the Company and continue to execute on its operations plan.

          During the three and six months ending June 30, 2008, the Company raised $600,000 and $1.0 million of convertible debentures, respectively. During the fourth quarter of 2007, the company issued $7.0 million of convertible debentures as noted above.

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

          The Company has incurred significant costs for the development of software for internal use. As of June 30, 2008 and 2007, the Company incurred $2,825,088 and $2,017,692 respectively, in capitalized software costs.

LIQUIDITY ANALYSIS

At June 30, 2008, we had cash and cash equivalents of only $76,885. We have tightened controls of our operating expenses somewhat, but expect to have continuing liquidity demands to meet our operating expenses and fund our growth.

We will need additional financing in the near term to fund our working capital needs and, therefore, are discussing potential financing alternatives with potential investors. Any financing that may be available to us is likely to be more expensive, and on less favorable terms, than previous financings and there is no assurance that future financings can be closed.

The senior secured and unsecured convertible notes issued on various dates from November 28, 2007 through June 12, 2008 must be repaid in cash in unless the notes are converted into shares of common stock. Our ability to repay the notes will depend upon the willingness of the investors to accept repayment in stock or on our having or raising the cash needed to repay. Each note matures twelve months from its issuance date.

Certain provisions in the senior secured convertible notes limit our ability to raise financing in the future. We agreed not to incur any additional indebtedness, and substantially all of our assets have been pledged to secure the indebtedness under the notes and we have agreed not to pledge any assets to support other indebtedness. These provisions may hamper our ability to raise additional capital while the notes are outstanding.

Accounts Receivable

          As of June 30, 2008 and December 31, 2007, the Company's accounts receivable aging by major payers was as follows:

JUNE 30, 2008         0 - 30    31 - 60   61 - 90      > 90       TOTAL
                    ---------   -------   -------------------   ---------
Medicare              818,377    98,373    91,881     293,343   1,301,974
Healthnet              80,934    68,729    58,255     267,956     475,874
Medicaid               32,098    14,286    11,144      67,713     125,241
Blue Cross             44,709    34,143    40,835     237,838     357,525
Other Private         827,885    69,837    59,123     291,832   1,248,677
                    ---------   -------   -------   ---------   ---------
                    1,804,003   285,368   261,238   1,158,682   3,509,291
                    =========   =======   =======   =========   =========

DECEMBER 31, 2007     0 - 30    31 - 60   61 - 90      > 90       TOTAL
                    ---------   -------   -------   ---------   ---------
Medicare              381,268    95,460    76,711     190,782     744,221
Healthnet               5,779     1,766     1,193       5,320      14,058
Medicaid               11,842     9,917    10,898      49,387      82,044

Blue Cross             33,267    19,154    18,040      59,626     130,088
Other Private       1,055,844    87,374    62,563      39,867   1,245,648

                    ---------   -------   -------   ---------   ---------
                    1,488,000   213,672   169,406     344,981   2,216,059
                    =========   =======   =======   =========   =========

          Receivables recorded at June 30, 2008 and December 31, 2007 consists primarily of fees for services to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by a third party billing company responsible for collecting amounts due.

          A significant portion of the Company's fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in the Company's consolidated financial statements for six months ended June 30, 2008 and the year ended December 31, 2007 are recorded at the amount ultimately expected to be received from these payers. For the six months ended June 30, 2008 and the year ended December 31, 2007, there were $2,136,217 and $4,565,333, respectively, recorded as contractual allowances.

          Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management's expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any, are to be written off. For the six months ended June 30, 2008 and 2007, there were no bad debt direct write-offs recorded in the Company's results of operations.

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

          The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of June 30, 2008 are as follows:

Years Ending December 31,
----------------------------
   2008                          262,945
   2009                          523,241
   2010                          309,307
   2011                           90,347
   2012                           46,767
                               ---------
Total minimum lease payments   1,232,607
                               ---------

Consulting Agreements

     In December 2007, the Company entered into a consulting agreement with its non executive Chairman whereby the non-executive Chairman would provide management consulting services to the Company. The consulting agreement had an initial six month term that was extended to August 2008. During the first six months of 2008 the Company incurred expenses of $55,000 related to this consulting agreement.

     In February of 2008, the Company entered into a consulting agreement with an investment advisor whereby the investment advisor would provide management consulting services in addition to investment advisory services. The consulting agreement has an initial six month term with terms requiring monthly cash payments of $15,000 and monthly awards of 20,000 warrants to purchase the Company's common stock. This agreement may be terminated at any time thereafter upon 30 days notice. During the first six months of 2008, the Company incurred cash expenses of $60,000 related to this consulting agreement. The Company and advisor mutually agreed to forgo the cash payment of $15,000 due in June.

     During the first six months of 2008 the Company issued 100,000 common stock warrants to this financial advisor in exchange for consulting services rendered during the quarter. The Company valued the commitment to issue warrants using the Black-Scholes model at $112,330 assuming exercise prices ranging from $1.10 and $1.35 from February through June 2008, respectively, a risk free interest rate of 5%, volatility of 165% term equal to the contractual life of the warrants. These transactions resulted in charges to additional paid in capital during the six month period ended June 30, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not required under Regulation S-K for "smaller reporting companies."

ITEM 4. CONTROLS AND PROCEDURES.

          Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the effectiveness of the design and operation of its disclosure controls and procedures to allow timely decisions regarding required disclosure as of the period covered by this report. This reevaluation was done under the supervision and with the participation of management, including the Company's Chief Executive Officer ("CEO") and acting Chief Financial Officer ("CFO"), as appropriate. Based on this evaluation, the Company concluded that because of weakness in our internal controls over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) may not be effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings and to ensure information required to be included by the Company in reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and
(ii) accumulated and communicated to management including the Company's CEO and Interim CFO, as appropriate, to allow timely decisions regarding disclosure as of the end of the period covered by this report. The audit adjustments recorded for 2007 and 2006 combined with the restatement of the Form 10-Q for the period ending March 31, 2008 relating to errors in accounting for stock based compensation are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. Management has engaged in remediation efforts to address the material weakness identified in the Company's disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weakness in the Company's internal control over financial reporting as of June 30, 2008, the Company believes that the condensed consolidated financial statements contained in this report present fairly its financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

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

         During the second quarter of 2008, we issued twelve month, 10% interest secured convertible notes in the aggregate principal amount of $985,000 to nine private investors, of which $250,000 was issued to our non-executive chairman. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3 million worth of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00 per share. Additionally, if there is a Qualified Financing (as defined below), the note holders are entitled to, but not required to, convert at a rate equal to a 30% discount (25% for $3 million worth of the notes) of the price paid per share in the Qualified Financing with the floor of $1.00 per share. In connection with the issuance of these notes, we issued 98,500 warrants, which are exercisable at any time prior to expiration date of the warrants at a strike price per share equal to the strike price for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 consecutive trading days prior to the expire date per share. The warrants expire on the fifth anniversary of the date of their issuance. For purposes hereof, the term "Qualified Financing" is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5. OTHER INFORMATION

SENIOR SECURED CONVERTIBLE NOTES

          During the second quarter of 2008, we issued twelve month, 10% interest secured convertible notes in the aggregate principal amount of $985,000 to nine private investors, of which $250,000 was issued to our non-executive chairman. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3 million worth of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00 per share. Additionally, if there is a Qualified Financing (as defined below), the note holders are entitled to, but not required to, convert at a rate equal to a 30% discount (25% for $3 million worth of the notes) of the price paid per share in the Qualified Financing with the floor of $1.00 per share. In connection with the issuance of these notes, we issued 98,500 warrants, which are exercisable at any time prior to expiration date of the warrants at a strike price per share equal to the strike price for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 consecutive trading days prior to the expire date per share. The warrants expire on the fifth anniversary of the date of their issuance. For purposes hereof, the term "Qualified Financing" is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

ADDITIONAL RISK FACTORS

WE WILL NEED TO RAISE SIGNIFICANT ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS OPERATIONS.

Our cash position on a consolidated basis at June 30, 2008 was $76,885 as compared to $3.4 million at December 31, 2007. We currently anticipate the need to raise an additional $10 million to $15 million through the sale of common stock, debt issuance, or a combination of both during the remainder of 2008 in order to fund operations and execute on our business plan. While we are speaking with potential investors, our ability to raise such an amount of capital in light of current market uncertainties cannot be assured. Furthermore, it is likely that our existing shareholders will experience significant dilution in connection with any future financing.

AN INABILITY TO ACCESS FINANCIAL MARKETS COULD ADVERSELY AFFECT THE EXECUTION OF THE COMPANY'S BUSINESS PLAN.

Additional capital will be needed, either through issuing more common stock, other equity securities or debt to fund the Company's operations. Any additional debt or preferred equity securities would be senior to common equity holders in bankruptcy. Any additional common stock issued by the Company would dilute existing shareholder interests. Further, no assurance can be given as to how much additional working capital will be required or that additional financing can be obtained on terms that will allow the Company to execute its business plans or meet its financial obligations as they become due.

The Company relies on access to the capital markets as a significant source of liquidity for capital requirements not satisfied by cash flow from operations. Management cannot assure that the Company and its subsidiaries will maintain sufficient access to these financial markets based upon the Company's current financial position. Moreover, certain developments outside of the Company's control may increase the cost of borrowing or restrict its ability to access one or more financial markets. Such developments could include, but are not limited to, an economic downturn, an increase in interest rates or a further weakening of the Company's financial position.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Certain Officers

(a) On July 28, 2008, Emile A. Laliberte resigned as Acting Chief Financial Officer, Corporate Controller, Secretary and Treasurer of HC Innovations, Inc. (the "Company"), to become effective August 15, 2008. The Board of Directors appointed David Chess as the Interim Chief Financial Officer.

(b) Effective July 19, 2008, Tina Bartelmay was appointed to the position of President and Chief Operating Officer of the Company.

Ms. Bartelmay (age 48) brings more than twenty-four years of diverse healthcare experience to the Company, where she has focused her energies during the past fifteen years in the care and disease management sectors. She has extensive experience working with employers, health plans and emerging technology companies to provide strategic planning, product development, and operations support for innovative solution sets. She also brings significant experience in sales and sales management from which she has forged a deep knowledge of the marketplace and evolving customer needs. Prior to joining the Company, Ms. Bartelmay was the Vice President of Employer Solutions for OptumHealth from 2007 to 2008,where she was responsible for building, coaching and leading a world-class team of sales and business development professionals. Her past experience also includes serving as the Vice President of Sales and Account Management for Avivia Health from Kaiser Permanente (from 2005 to 2007), Executive Vice President of Operations for CNA Health Partners (from 1993 to
1999) and running her own consulting company. Ms. Bartelmay has an MBA from Texas A&M University, and a BS in Allied Health Professions from Ohio State University.

There is no family relationship between Ms. Bartelmay and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

ITEM 6. EXHIBITS

A. Exhibits:

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.*

----------
*    Filed herewith.

                                   SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HC Innovation, Inc.


Date: August 15, 2008                   By: /s/ David Chess, MD
                                            ----------------------------------
                                            David Chess
                                            Chief Executive Officer, President
                                            and Director


                                        HC Innovation, Inc.


Date: August 15, 2008                   By: /s/ David Chess, MD
                                            ----------------------------------
                                            David Chess
                                            Interim Chief Financial Officer