Form 10-Q
period 2008-09-30
HC Innovations, Inc.
filed 2008-11-14
CIK 1370512

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

[_] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number: 0-52197

                              HC INNOVATIONS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     04-3570877
----------------------------------------  -------------------------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
LARGE ACCELERATED FILER [_]                                ACCELERATED FILER [_]
NON-ACCELERATED FILER [_]                          SMALLER REPORTING COMPANY [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)                                   YES [_] NO [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2008 is 39,115,363

                              HC INNOVATIONS, INC.
                                AND SUBSIDIARIES
                         FORM 10-Q - SEPTEMBER 30, 2008

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----

PART I    FINANCIAL INFORMATION.............................................................................  1
          ITEM 1.    FINANCIAL STATEMENTS...................................................................  1
          ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.. 18
          ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................. 27
          ITEM 4.    CONTROLS AND PROCEDURES................................................................ 27

PART II   OTHER INFORMATION................................................................................. 28

          ITEM 1.    LEGAL PROCEEDINGS...................................................................... 28
          ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS............................ 28
          ITEM 3.    DEFAULTS UPON SENIOR SECURITIES........................................................ 28
          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................... 28
          ITEM 5.    OTHER INFORMATION...................................................................... 29
          ITEM 6.    EXHIBITS............................................................................... 29

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                               ----
Condensed Consolidated Balance Sheets...........................................................................2

Condensed Consolidated Statements of Operations for the Nine and Three Months Ended
   September 30, 2008 and 2007..................................................................................3

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)...................................4

Condensed Consolidated Statements of Cash Flows.................................................................5

Notes to Condensed Consolidated Financial Statements............................................................6

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 September 30, 2008 December 31, 2007
                                                                     (UNAUDITED)       (AUDITED)
                                                                    -------------  -----------------
          Assets
 Current assets:
    Cash and cash equivalents                                       $    288,934      $  3,442,290
    Accounts receivable, net of contractual allowances                 2,587,693         2,216,059
    Prepaid expenses                                                     238,333           546,027
                                                                    ------------      ------------
       Total current assets                                            3,114,960         6,204,376

 Fixed assets, net                                                     1,011,600         1,030,920
 Capitalized software development costs, net                           2,216,899         2,217,975
 Deferred issuance costs, net                                            206,959           648,485
 Other assets, net                                                        87,178            80,782
                                                                    ------------      ------------
       Total assets                                                 $  6,637,596      $ 10,182,538
                                                                    ============      ============
          Liabilities and Stockholders' Equity (Deficit)
 Current liabilities:
    Lines of credit                                                 $    200,000      $    200,000
    Current portion of notes payable                                     637,612           388,414
    Current portion of capital lease obligations                         291,283           284,943
    Convertible debentures, net of discounts                           7,196,505         4,069,140
    Accounts payable                                                   2,859,082         1,770,358
    Accrued liabilities                                                1,460,836         1,196,882
    Deferred revenue & other current liabilities                       1,415,221           317,128
                                                                    ------------      ------------
       Total current liabilities                                      14,060,539         8,226,865

 Capital lease obligations, net of current portion                       366,954           530,717
                                                                    ------------      ------------
       Total liabilities                                              14,427,493         8,757,582
                                                                    ------------      ------------
 Stockholders' equity (deficit):
    Preferred stock, $.001 par value, 5,000,000 shares authorized             --                --
    Common stock, $.001 par value, 100,000,000 shares authorized          39,116            38,601
    Stock subscriptions receivable                                       (21,671)          (21,671)
    Additional paid-in capital                                        18,692,672        17,377,800
    Accumulated Deficit                                              (26,500,014)      (15,969,774)
                                                                    ------------      ------------
       Total stockholders' equity (deficit)                           (7,789,897)        1,424,956
                                                                    ------------      ------------
       Total liabilities and stockholders' equity (deficit)         $  6,637,596      $ 10,182,538
                                                                    ============      ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


                                                          NINE MONTHS ENDED                    THREE MONTHS ENDED
                                             ---------------------------------------- --------------------------------------
                                             SEPTEMBER 30, 2008    SEPTEMBER 30, 2007 SEPTEMBER 30, 2008  SEPTEMBER 30, 2007
                                             ------------------    ------------------ ------------------  ------------------
 Net revenues                                      $ 19,242,604           $ 8,344,585        $ 7,090,821         $ 3,394,144

 Cost of services                                    13,626,710             7,986,938          4,750,094           3,805,240
 Selling, general and administrative expenses        11,869,904             6,394,770          4,271,968           2,658,422
 Depreciation and amortization                          405,570               312,817            133,296             107,453
                                                   ------------           -----------        -----------         -----------
                                                     25,902,184            14,694,525          9,155,358           6,571,115
                                                   ------------           -----------        -----------         -----------
       Loss from operations                          (6,659,580)           (6,349,940)        (2,064,537)         (3,176,971)
 Other income (expense)
    Interest income                                      14,375                48,614                 --              20,466
    Other expense                                       (44,762)                 (690)           (22,630)               (890)
    Amortization - deferred issuance costs             (565,792)                   --           (207,438)                 --
    Interest expense                                 (3,274,481)             (233,215)        (1,095,508)            (36,401)
                                                   ------------           -----------        -----------         -----------
                                                     (3,870,660)             (185,291)        (1,325,576)            (16,825)
                                                   ------------           -----------        -----------         -----------
       Loss before provision for income taxes       (10,530,240)           (6,535,231)        (3,390,113)         (3,193,796)
  Provision for income taxes                                 --                    --                 --                  --
                                                   ------------           -----------        -----------         -----------
  Net loss                                         $(10,530,240)          $(6,535,231)       $(3,390,113)        $(3,193,796)
                                                   ============           ===========        ===========         ===========
 Basic and diluted net loss per share              $      (0.27)          $     (0.18)       $     (0.09)        $     (0.08)
                                                   ============           ===========        ===========         ===========
 Weighted average common shares outstanding          38,625,662            36,456,152         38,653,450          38,217,407
                                                   ============           ===========        ===========         ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                        IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                   Common Stock
                                              ----------------------                                                  Total
                                                                        Paid-In     Subscriptions  Accumulated     Stockholders'
                                              Shares Issued   Amount    Capital      Receivable      Deficit     Equity (Deficit)
                                              -------------  -------  -----------  -------------  ------------   ---------------
Balance, January 1, 2008                        38,600,407    $38,601  $17,377,800    $(21,671)    $(15,969,774)   $ 1,424,956
Beneficial conversion discount                          --         --      359,000          --               --        359,000
Issuance of warrants in connection with
   convertible debentures                               --         --      118,511          --               --        118,511
Issuance of common stock in connection with
   satisfaction of accounts payable                 15,000         15       18,735          --               --         18,750
Issuance of warrants for consulting services            --         --      112,014          --               --        112,014
Issuance of warrants to advisor in connection
   with convertible debentures                          --         --       45,435          --               --         45,435
Issuance of options to Directors                        --         --      345,244          --               --        345,244
Issuance of options to employees                        --         --       58,371          --               --         58,371
Issuance of options to consultants                      --         --        8,062          --               --          8,062
Issuance of common stock and warrants              500,000        500      249,500          --               --        250,000
Net loss                                                --         --           --          --      (10,530,240)   (10,530,240)
                                                ----------    -------  -----------    --------     ------------   ------------
Balance, September 30, 2008                     39,115,407    $39,116  $18,692,672    $(21,671)    $(26,500,014)  $ (7,789,897)
                                                ==========    =======  ===========    =========    =============  =============



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


                                                                    2008                 2007
                                                             ------------------   ------------------
 Cash flows from operating activities:
    Net loss                                                      $(10,530,240)          $(6,535,231)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization - fixed assets                 187,758               153,817
          Amortization - capitalized software development costs        213,072               159,000
          Amortization - other assets                                    3,879                    --
          Amortization of discount - convertible debentures            791,290               137,044
          Amortization of beneficial conversion discount             1,828,583                    --
          Amortization of deferred issuance costs                      565,792                    --
          Consulting services expense - warrants                       112,014               156,360
          Stock based compensation expense                             403,615                    --
          Consulting services expense - stock options                    8,062                    --
          Consulting services expense - common stock                    18,750               105,000
          Changes in operating assets and liabilities:
             (Increase) decrease in:
                Accounts receivable                                   (371,634)           (1,798,538)
                Prepaid expenses                                       307,694              (249,120)
                Security deposits and other                                 --               (27,842)
             Increase (decrease) in:
                Accounts payable                                     1,088,724               764,557
                Accrued liabilities                                    263,954               461,672
                Notes payable to vendors                                    --                81,595
                Deferred revenue and other current liabilities       1,098,093               (31,100)
                                                                   -----------           -----------
 Net cash used in operating activities                              (4,010,594)           (6,622,786)
                                                                   -----------           -----------
 Cash flow from investing activities:
    Increase in other assets                                           (10,785)                   --
    Purchases of fixed assets                                         (168,438)             (138,806)
    Expenditures for capitalized software development costs           (211,996)             (845,958)
                                                                   -----------           -----------
 Net cash used in investing activities                                (391,219)             (984,764)
                                                                   -----------           -----------
 Cash flows from financing activities:
    Proceeds from issuance of convertible debentures                   985,000                    --
    Proceeds from issuance of common stock and warrants, net           250,000             7,846,284
    Proceeds from notes payable                                        275,000               450,000
    Payments on convertible debentures                                      --               (50,000)
    Payments on notes payable                                          (25,802)              (23,937)
    Payments on capital lease obligations                             (157,423)              (96,392)
    Deferred issuance costs paid                                       (78,318)                   --
                                                                   -----------           -----------
 Net cash provided by financing activities                           1,248,457             8,125,955
                                                                   -----------           -----------
 Net (decrease) increase in cash and cash equivalents               (3,153,356)              518,405
 Cash and cash equivalents - beginning of period                     3,442,290               151,534
                                                                   -----------           -----------
 Cash and cash equivalents - end of period                         $   288,934           $   669,939
                                                                   ===========           ===========
 Supplemental cash flow information:
    Cash paid during the year for:
       Interest                                                    $    31,822           $    62,242
                                                                   ===========           ===========
    Noncash investing and financing activities:
       Warrants issued for debt issuance costs                     $    45,435           $        --
                                                                   ===========           ===========
       Common stock issued in connection with conversion
          of convertible debentures                                $        --           $ 1,707,985
                                                                   ===========           ===========
       Computer equipment acquired through capital lease           $        --           $   478,942
                                                                   ===========           ===========
       Common stock issued in satisfaction of accounts payable
          for consulting services                                  $    15,000           $       --
                                                                   ===========           ===========
       Beneficial conversion discount on convertible debentures    $   359,000           $       --
                                                                   ===========           ===========
       Discount on convertible debentures - warrants               $   118,511           $       --
                                                                   ===========           ===========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2007.

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

The Company exclusively manages certain limited liability company's ("LLCs") which provide nursing home medical management systems in the states of Connecticut, Florida, New Jersey, Illinois, Tennessee, and Massachusetts. The LLCs operate nurse practitioner programs which provide onsite medical care by an Advanced Practice Nurse Practitioner ("APNP") under the oversight of the patient's individual physician. The patients are residents in nursing homes and assisted living facilities.

                        GOING CONCERN / MANAGEMENT'S PLAN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained a consolidated net loss for the nine-month period ended September 30, 2008 of approximately $10.5 million. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficits and stockholders' equity (deficit) at September 30, 2008 and December 31, 2007, respectively.

                              September 30, 2008   December 31, 2007
                              ------------------   -----------------
 Working capital deficit             $(10.9)           $ (2.0)
 Accumulated deficit                 $(26.5)           $(16.0)
 Stockholders' (deficit) equity      $ (7.8)           $  1.4

The report of our independent registered public accounting firm as of and for the year ended December 31, 2007 contains an explanatory paragraph relating to factors that raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2008, the Company raised $560,000 through the issuance of convertible notes. These notes mature in April, May and June of 2009 and carry interest rates of 10% with interest accruing monthly. During the first quarter of 2008, the Company raised $425,000 through the issuance of convertible notes, including $250,000 issued to the Company's non executive Chairman. These notes mature in January and February 2009 and carry interest rates of 10% with interest accruing monthly.

The Company will need additional financing and/or re-financing in the near term to fund its working capital needs and, therefore, is discussing potential financing and/or re-financing alternatives with existing and potential new investors. Any financing that may be available to the Company is likely to be more expensive, and on less favorable terms, than previous financings and there is no assurance that future financings can be closed.

The senior secured and unsecured convertible notes issued on various dates from November 28, 2007 through June 12, 2008 must be repaid in cash unless the notes are converted into shares of common stock. Our ability to repay the notes will depend upon the willingness of the investors to accept repayment in stock or on our having or raising the cash needed to repay. Each note matures twelve months from its issuance date. Certain provisions in the senior secured convertible notes limit our ability to raise financing in the future. We agreed not to incur any additional indebtedness, and substantially all of our assets have been pledged to secure the indebtedness under the notes and we have agreed not to pledge any assets to support other indebtedness. These provisions may hamper our ability to raise additional capital while the notes are outstanding.

The cumulative losses to date are largely a result of business development and start up costs associated with expanding the Company's operations largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company's expansion. The infrastructure expenses (selling, general and administrative) required to support these operations are a relatively fixed but significant sum. As we continue to expand our operation and grow our revenues the selling, general and administrative expenses are expected to remain relatively constant and we expect to become cash flow positive.

                                  NEW CONTRACTS

During 2007, the Company was successful in securing new contracts with McKesson Corporation ("McKesson") and with Health Insurance Plan of Greater New York ("HIP"). Combined these contracts provide the Company with the opportunity to enroll up to 18,000 members generating up to $3.8 million in monthly revenue on a per member per month basis over a three year period.

In addition, in 2007, the Company entered into a new contract with HealthSpring of Tennessee, HealthSpring of Texas, and HealthSpring of Alabama. Combined these contracts represent an additional 1,000 to 1,500 patients under management.

In the second quarter of 2008, the Company entered into an Agreement with Senior Whole Health (SWH), a Medicare, Medicaid HMO to assist them in the care of patients residing in nursing homes in the state of Connecticut. Since SWH is a new HMO in Connecticut it is unclear what the financial impact of this contract will be.

HIP/GHI ("Emblem Health") the largest health plan in New York City has entered into a second contract with ECI in May 2008 to provide the management services for their Medical Home Project. This is a two year contract with revenue projected to be approximately $4.5 million over the two year period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                              BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries (which are collectively referred to as the Company or ECI, unless the context otherwise requires), as well as certain affiliated limited liability companies, which are variable interest entities required to be consolidated. The Company consolidates all controlled subsidiaries, in which

                      HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

control is effectuated through ownership of voting common stock or by other means. All significant intercompany transactions have been eliminated in consolidation.

In states where ECI is not permitted to directly own a medical operation due to corporate practice of medicine laws in those states, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, ECI conducts business through Limited Liability Companies ("LLCs") that it controls, and it is these affiliated LLCs that employ Advanced Practice Nurse Practitioners ("APNPs") who practice medicine. In such states, ECI generally enters into exclusive long-term management services agreements with the LLCs that operate the medical operations that restricts the member(s) of the affiliated LLCs from transferring their ownership interests in the affiliated LLCs and otherwise provides ECI or its designee with a controlling voting or financial interest in the affiliated LLCs and their operations.

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

                               REVENUE RECOGNITION

The Company's revenue includes fees for service revenue and revenue from capitated contracts. Net patient service revenue consists of the following components for the nine and three month periods ended September 30, 2008 and 2007:

                                          Nine Months ended                           Three Months ended
                                   -------------------------------------------------------------------------------
                              September 30, 2008     September 30, 2007    September 30, 2008   September 30, 2007
                                   -------------            -----------           -----------         ------------
 Gross patient service revenue      $11,885,584             $ 7,505,875            $4,338,905           $3,164,274
 Less: provision for contractual
       allowances                    (3,992,419)             (2,402,579)           (1,856,202)          (1,082,674)
                                    -----------             -----------            ----------           ----------
 Net patient service revenue         $7,893,165             $ 5,103,296            $2,482,703           $2,081,600
 Capitated contract revenue          11,349,439               3,241,289             4,608,118            1,312,544
                                    -----------             -----------            ----------           ----------
 Total revenue                      $19,242,604             $ 8,344,585            $7,090,821           $3,394,144
                                    ===========             ===========            ==========           ==========

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix.
Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled. During the third quarter of 2008 the Company took a charge of $540,000 related to 2007 and 2008 fee for service receivables. Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month.

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

The Company recognizes stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. The Company's estimate of annual forfeiture rates was approximately 7%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Since the Company has not generated any taxable income to date and has not paid any federal or state taxes based on income since inception, it has provided a valuation allowance for the full amount of its net

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

deferred tax assets and, accordingly, no tax benefits related to stock compensation expense have been recorded in its condensed consolidated financial statements.

                                  INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9" ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 1, 2008, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a result of adopting FIN No. 48 and there is no interest or penalties accrued as management believes the Company has no uncertain tax positions at September 30, 2008.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2005-2007 remain open to examination by the I.R.S. and state authorities.

                               EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the "treasury stock" method), and convertible preferred stock and debt (using the "if-converted" method), unless their effect on net income (loss) per share is antidilutive. Under the "if-converted" method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted earnings per share is antidilutive and, as such, basic and diluted earnings per share are the same for the nine and three month periods ended September 30, 2008 and 2007.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS 141R"). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at fair value on the acquisition-date, with limited exceptions. SFAS 141R changes the accounting treatment and disclosure requirements for certain items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuances costs are to be recognized as an expense in the period that the costs are incurred and the services are received. Currently, these costs are included as part of the purchase price and allocated to the assets required. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. Management has not yet completed its evaluation of the potential effect of the adoption of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows.



In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management has not yet completed its evaluation of the potential effect of the adoption of SFAS 161 on the Company's consolidated financial position, results of operations and cash flows.

                      ADOPTION OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in goodwill impairment tests and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on recurring bases effective January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES ("SFAS 159"). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in operations. SFAS 159 was effective for the Company beginning in the first quarter of 2008. The Company has not elected to fair value any eligible items throughout 2008. Therefore, the adoption of SFAS 159 did not affect the Company's consolidated financial position, results of operations or cash flows.

                                RECLASSIFICATIONS

Certain reclassifications have been made to prior period financial information to conform to the current period classifications, as discussed in the Company's Amended Quarterly Report on Form 10Q/A for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on August 15, 2008.

3. CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs as of September 30, 2008 and December 31, 2007 are summarized as follows:

                                     September 30, 2008   December 31, 2007
                                          -------------   -----------------
 Capitalized software development costs     $2,825,088       $2,613,092
 Less: accumulated amortization               (608,189)        (395,117)
                                           -----------       ----------
                                            $2,216,899       $2,217,975
                                           ===========       ==========

Amortization expense related to capitalized software development costs for the nine month periods ended September 30, 2008 and 2007 totaled approximately $213,072 and $159,000, respectively. For the three month periods ended September 30, 2008 and 2007 amortization expense totaled approximately $71,250 and $57,000, respectively.

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

Between May 27, 2008 and May 29, 2008, the Company issued $275,000 unsecured subordinated promissory notes to investors who represented that they were accredited investors and acquired the Securities for their own accounts. The notes bear interest at the rate of 10% per annum. The terms of the Company's outstanding indebtedness require the consent of the senior secured convertible note holders prior to the incurrence of any additional indebtedness by the Company. The Company is in process of securing such consents, although there can be no assurance that all such consents will be received.

5. CONVERTIBLE NOTES

The Company issued approximately $6.5 million and $985,000 in twelve month, 10% interest, senior secured convertible notes to nine private investors during the fourth quarter of 2007 and the first six months of 2008, respectively. The Company also issued $800,000 in twelve month, 10% interest, unsecured convertible notes to two investors and one vendor (who converted $500,000 of payables) in the fourth quarter of 2007. The Company issued $250,000 of the $985,000 convertible notes to its non-executive Chairman. Each of the investors have represented in writing that they are accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3.15 million worth of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing (as defined below) the note holders are entitled to, but not required to, convert at a rate equal to a 30% discount (25% for $3.15 million worth of the notes) of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. In connection with the sale of $6.4 million and $985,000 of convertible notes in the fourth quarter of 2007 and the first six months of 2008, the Company issued 636,477 warrants to purchase and 98,500 warrants, respectively, which are exercisable at any time prior to expiration at a strike price equal to the strike price per share for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 consecutive trading days prior to the expire date per share. No convertible notes were issued in the third quarter of 2008.

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

The convertible notes issued during the fourth quarter of 2007 and the first six months of 2008 contained beneficial conversion discounts totaling $2,166,000 and $359,000, respectively, because the value allocated to the notes on a relative basis were less than the fair value of the Company's common stock. The Company valued the Warrants issued during the fourth quarter of 2007 and the first six months of 2008 at $979,147 and $118,511 and allocated $5,385,618 and $866,489 to the notes that were issued with warrants, respectively. The fair value of the Warrants were determined by using the Black-Scholes model assuming an exercise price of $0.85, risk free interest rate of 5%, volatilities ranging from 152% to 168%, and a term of five years, which is equal to the contractual life of the Warrants. The discount related to the fair value of the Warrants and the beneficial conversion discounts are being amortized over the term of the notes through a charge to interest expense. The convertible notes totaling $7,999,765 at September 30, 2008 and $7,014,765 at December 31, 2007 are reflected in the condensed consolidated balance sheets net of the unamortized portion of the discounts and warrants of the beneficial conversion discount. For the three and nine months ended September 30, 2008 the Company recorded interest expense of $631,250 and $1,828,583, respectively related to the beneficial conversion discount and $274,414 and $791,290, respectively related to the warrants.

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company incurred $671,278 in 2007 and an additional $123,753 during the first six months of 2008 in deferred issuance costs relating to the issuance of the convertible notes. Amortization expense associated with the deferred issuance costs totaled $207,438 and $565,792 for the three and nine months ended September 30, 2008, respectively.

At September 30, 2008 and December 31, 2007, the unamortized balance of the beneficial conversion features were $585,583 and $2,042,667, respectively, the unamortized balance of the warrant discounts were $226,087 and $902,958, respectively, and the unamortized balance of deferred issuance costs were $206,959 and $648,485, respectively.

6. STOCKHOLDERS' EQUITY (DEFICIT)

                                  COMMON STOCK

During the first nine months of 2008 the Company issued 15,000 shares in satisfaction of accounts payable to one vendor. The share value on the date of issuance was $1.25, the dollar amount of accounts payable satisfaction was $15,000 which resulted in a noncash charge to expense in the amount of $3,750.

In addition, during the nine months ending September 30, 2008 the Company issued 500,000 shares of common stock along with 500,000 warrants in a private placement. The warrants have a 5 year maturity life and were issued with a strike price of $0.50.

                                    WARRANTS

A summary of warrant activity is as follows:

                                                      Weighted Average   Weighted Average
                                   Warrants   Price        Price           Life (Years)
                                  ---------   -----   ----------------   ----------------
 Balance January 1, 2008          5,068,210                 1.88               3.0
 Issued                             147,165    0.85         0.85               5.0
 Issued                              40,000    1.10         1.10               5.0
 Issued                              20,000    1.35         1.35               5.0
 Issued                              40,000    1.20         1.20               5.0
 Issued                             500,000    0.50         0.50               5.0
                                  ---------                 ----              ----
 Balance September 30, 2008       5,815,375                 1.74              3.26
                                  =========                 ====              ====
 All warrants are exercisable as of September 30, 2008

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

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 28,  2008,  the Board of  Directors  of the Company  granted  1,050,000 nonqualified stock options to certain non-employee directors of the Company (collectively, the "Non-Employee Director Options"). The Non-Employee Director Options were granted pursuant to the Company's Plan. A portion of the Non-Employee Director Options vested on the grant date with the balance vesting over a four-year period beginning on the first anniversary of the initial grant date and will expire on March 28, 2012. The exercise price per share payable upon the exercise of each of the Non-Employee Director Options is $1.22 which is equal to the fair market value as of March 28, 2008 of the Company's common stock as determined by the March 28, 2008 closing price of the Company's common stock. The fair value of the stock options were determined using the Black-Scholes model assuming an exercise price of $1.22, risk free interest rate of 5%, volatility of 165% and a term equal to the contractual life of the stock options. As the result of the resignation of one of the Company's non-executive directors in the three month period ending June 30, 2008, 200,000 options were forfeited.

In the third quarter of 2008, the Chairman and non-executive director of the Company resigned, and with that resignation forfeited 200,000 options.

Also, in the third quarter of 2008, the Board approved a stock option grant for several employees of the Company. The fair value of the stock options were determined using the Black-Sholes model assuming an exercise price of $1.01, risk free interest rate of 3.3%, volatility of 89% and a 6 year term. The total stock option grant was for options to purchase 775,000 shares. Subsequent to the grant certain individuals resigned from employment, forfeiting options to purchase 100,000 shares. Within this same issuance an option to purchase an additional 75,000 shares was approved for consulting services, which was valued using the same Black-Sholes model assumptions described above.

Additionally, in the third quarter of 2008, the Board approved a stock option grant for consulting services for the Company. The fair value of the stock options were determined using the Black-Sholes model assuming an exercise price of $0.75, risk free interest rate of 3.3%, volatility of 89% and a 3 year term. The total stock option grant was for 24,000 options.

Share information related to options granted under the above issuances is as follows:

                                                           Wght. Average
                                    Options Granted        Exercise Price
                                    ----------------       --------------
 Outstanding at January 1, 2008              0                  $0
 Granted Q2                            1,050,000                $1.22
 Granted Q3                              874,000                $1.00
 Forfeited Q2                           (200,000)               $1.22
 Forfeited Q3                           (300,000)               $1.15
 Exercised                                   0
                                       ---------
 Outstanding at September 30, 2008     1,424,000                $1.14
                                       =========
 Available for future grant            5,524,073
 Average remaining term (years)            9.69
 Exercisable at September 30, 2008       254,000                $1.22
 Intrinsic Value:
     Outstanding                             0
     Exercisable                             0

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                            42,398(2)    SG&A

 (1) three months ending March 31, 2008
 (2) three months ending June 30, 2008


Stock options
granted pursuant                          Fair Value
to the Third          Grant     Options       on      Vested
Quarter 2008          Date      Granted   Grant Date  Options   Compensation  Category
----------------     ---------  --------- ----------  -------   ------------  --------
Employees            7/18/2008  775,000   587,743         -      58,371(3)     SG&A
Consultants          7/18/2008   75,000    56,878         -       6,320(3)     SG&A
Consultants          8/01/2008   24,000    10,455     4,000       1,742(3)     SG&A

(3) three months ending September 30, 2008

Additional compensation expense (net of estimated forfeitures) related to the unvested portion of stock options granted pursuant to the issuances totaled $888,525 as of September 30, 2008. Unvested compensation expense related to stock options granted pursuant to the 2008 Stock Incentive Plan is expected to be recognized over a remaining vesting period of three and one half years.

As the Company has not achieved profitable operations, management has determined that it is more likely than not that the future benefits arising from any stock based compensation will not be realized and has accordingly recorded a valuation allowance for the full amount of any resulting deferred tax assets.

7. COMMITMENTS

                              CONSULTING AGREEMENTS

In December 2007, the Company entered into a consulting agreement with its non-executive Chairman whereby the non-executive Chairman would provide management consulting services to the Company. The consulting agreement had an initial six month term that was extended to August 2008. During the first nine months of 2008 the Company incurred expenses of $70,000 related to this consulting agreement.

In February of 2008, the Company entered into a consulting agreement with an investment advisor whereby the investment advisor would provide management consulting services in addition to investment advisory services. The consulting agreement has an initial six month term with terms requiring monthly cash payments of $15,000 and monthly awards of 20,000 warrants to purchase the Company's common stock. This agreement may be terminated at any time thereafter upon 30 days notice. During the first nine

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months of 2008, the Company incurred cash expenses of $60,000 related to this consulting agreement. The Company and advisor mutually agreed to forgo the cash payment of $15,000 due in June.

During the first nine months of 2008, the Company issued warrants to purchase 100,000 shares of common stock to this financial advisor in exchange for consulting services rendered during the period. The Company valued the commitment to issue warrants using the Black-Scholes model at approximately $112,000 assuming exercise prices ranging from $1.10 and $1.35 from February through June 2008, respectively, a risk free interest rate of 5%, volatility of 168% and a term equal to the contractual life of the warrants. These transactions resulted in charges to additional paid in capital during the nine month period ended September 30, 2008.

In addition, the Company entered into a consultant agreement and committed to issue 250,000 shares of restricted stock no later than 5 days after the completion of defined services which culminates with a report issued to the Company's Board of Directors no later than September 30, 2009.

As further described in Note 6, in the third quarter of 2008, the Company entered into two additional consultant agreements that included the issuance of stock options.

8. BUSINESS SEGMENTS

The Company's operations by business segment for the nine months ended September 30, 2008 and 2007 were as follows:


                             Medical Management Systems   Specialty Care Management
            2008                    - Facility                   - Community             Total
 -------------------------   --------------------------   -------------------------   -------------
 Net Revenues                      $ 7,907,540                 $ 11,335,064          $ 19,242,604
                                  =============                 ===========           ============
 Business Unit Profit (Loss)        (2,864,069)                    (716,017)           (3,580,086)
 Corporate Overhead                                                                    (3,079,494)
                                                                                      ============
 Operating Profit (Loss)                                                              ($6,659,580)
                                                                                      ============
 Identifiable Assets                $ 1,725,774                 $ 4,911,822           $ 6,637,596
                                  =============                 ===========           ============

                             Medical Management Systems   Specialty Care Management
            2007                    - Facility                   - Community              Total
 -------------------------   --------------------------   -------------------------   -------------
 Net Revenues                        $ 5,103,296                 $ 3,241,289          $ 8,344,585
                                     ===========                 ===========          ===========
 Business Unit Profit (Loss)          (2,747,390)                   (358,003)          (3,105,393)
 Corporate Overhead                                                                    (3,244,547)
                                                                                      ===========
 Operating Profit (Loss)                                                              ($6,349,940)
                                                                                      ===========
 Identifiable Assets                 $ 1,665,423                  $4,421,513          $6,086,936
                                     ===========                  ==========          ===========

9. RISKS AND UNCERTAINTIES

                             PATIENT SERVICE REVENUE

Approximately 29% and 87% of net patient services revenue for the nine months ended September 30, 2008 and 2007 respectively, was derived under federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general

                     HC INNOVATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

                              MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the nine months ended September 30, 2008 and 2007, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

10. SUBSEQUENT EVENT

On October 17, 2008, the Company accepted the resignation of David Chess as the Company's Interim Chief Financial Officer effective as of such date.

On October 6, 2008, the Company entered into an Employment Agreement with Robert Scott Walker, pursuant to which Mr. Walker is serving as the Company's Chief Financial Officer, since October 20, 2008. Mr. Walker is to receive a base salary at an initial annual rate of $225,000 and options to purchase 1,000,000 shares of common stock at an exercise price of $0.635 per share to expire on October 6, 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

This management's discussion and analysis of results of operations and financial condition contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect(s)," "plan(s)," "anticipate(s)," "believe(s)," "estimate(s)," "predict(s)," "intend(s)," "potential" and similar expressions. All of the forward-looking statements contained in this report are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management's assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this report are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including, but not limited to, those factors discussed in our Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 1, 2008. Except as required by law, we undertake no obligation to update any of these forward-looking statements.

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements for the years ended December 31, 2007 and 2006, together with notes thereto included in the 10-KSB and (2) our Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on February 13, 2007.

OVERVIEW

We are a holding company which was incorporated in the State of Delaware to, through our subsidiaries, provide specialty care management products and services.

Our wholly owned subsidiary and operating company is Enhanced Care Initiatives, Inc. ("ECI"). ECI is a specialty disease and care management company comprised of several divisions, each with a specific focus and intervention. Our mission is to identify subgroups of people with high costs and disability and to create and implement systems that improve their health, resulting in dramatic reductions in the cost of their care. As a specialty disease and care management company, we bring to our clients (which include hospitals and clinics) the ability to impact the health and cost of their sickest, costliest subsets of patients. We combine our proprietary state of the art information systems with highly trained nurses and nurse practitioners. We provide intense, hands-on involvement with call center backup and biometric monitoring. We connect care around the patient and around the clock providing case management if the patient requires hospitalization or rehabilitation in a nursing home and are always working to bring the patient safely home. We connect directly with the patient's physician by going with the patient to their doctor's visits.

RESULTS OF OPERATIONS

Our focus for fiscal years 2003 through the third quarter of 2008 was to invest in the areas of IT infrastructure, systems development, clinical protocol training and development, human resource recruiting, training and development as well as marketing, business development expense and expansion into new markets. We have invested heavily in the development of our proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. Since the second half of 2007 and to date, the Company has also invested in additions to our management and systems infrastructure in anticipation of the rapid growth of our programs.

Management believes that these investments in building the management infrastructure and systems is critical, both to ensure effective execution of our business model(s) in each market area, and to sustain high levels of revenue growth and margin enhancement over time. Management also believes our business models are highly scalable; however, there are significant start-up costs associated with expansions into new markets and there can be no assurance that we will be successful in securing new contracts and growing these new markets profitably.

THREE AND NINE - MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES

For the three months ended September 30, 2008, net revenue was $7,090,821, representing an increase of $3,696,677 (109%) as compared to the net revenue of $3,394,144 for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, net revenue was $19,242,604, representing an increase of $10,898,019 (131%) as compared to the net revenue of $8,344,585 for the nine months ended September 30, 2007.

Operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

COST OF NET REVENUE AND GROSS PROFIT

For the three months ended September 30, 2008, cost of net revenue was $4,750,094, representing an increase of $944,854 (25%) as compared to the cost of net revenue of $3,805,240 for the three months ended September 30, 2007.

For the nine months ended September 30, 2008, cost of net revenue was $13,626,710, representing an increase of $5,639,772 (71%) as compared to the cost of net revenue of $7,986,938 for the nine months ended September 30, 2007.

For the three months ended September 30, 2008, gross margin was $2,340,727 (33%) representing an increase of $2,751,823 (669%) as compared to the gross margin of ($411,096) (-12%) for the three months ended September 30, 2007. The margin improvement is a result of the Company's maturity of operations in new markets combined with improved efficiencies in operations.

For the nine months ended September 30, 2008, gross margin was $5,615,894 (29%) representing an increase of $5,258,247 (1,470%) as compared to the gross margin of $357,647 (4%) for the nine months ended September 30, 2007. The margin improvement is a result of the Company's maturity of operations in new markets combined with improved efficiencies in operations.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE

SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended September 30, 2008, total SG&A Expenses were $4,271,968 representing an increase of $1,613,546 (61%) as compared to the total SG&A Expenses of $2,658,422 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, total SG&A Expenses were $11,869,904 representing an increase of $5,475,134 (86%) as compared to the total SG&A Expenses of $6,394,770 for the nine months ended September 30, 2007. The increases in both the three and nine month periods of 2008 as compared to the comparable periods of 2007 is due to the increase in the support staff required to execute on new contracts, internalizing functions (finance) which were outsourced and the introduction of stock-based compensation.

For the three months ended September 30, 2008, depreciation and amortization expense included in operating expenses was $133,296, representing an increase of $25,843 (24%), as compared to the total depreciation and amortization expense of $107,453 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, depreciation and amortization expense included in operating expenses was $405,570, representing an increase of $92,753 (30%), as compared to the total depreciation and amortization expense of $312,817 for the nine months ended September 30, 2007.

INCOME (LOSS) FROM OPERATIONS

For the three months ended September 30, 2008, we incurred a loss from operations of $2,064,537 representing a decrease of $1,112,434 (35%) compared to a loss from operations of $3,176,971 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, we incurred a loss from operations of $6,659,580 representing an increase of $309,640 (5%) compared to a loss from operations of $6,349,940 for the nine months ended September 30, 2007.

OTHER INCOME (EXPENSE)

For the three months ended September 30, 2008, net other expenses were $1,325,576 representing an increase of $1,308,751 compared to net other expenses of $16,825 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, net other expenses were $3,870,660 representing an increase of $3,685,369 compared to net other expenses of $185,291 for the nine months ended September 30, 2007. Amortization of beneficial conversion discounts and deferred financing costs related to the issuance of convertible debentures in the fourth quarter of 2007 and the first nine months of 2008 were the primary factors driving the increase of these expenses for both comparative time periods.

LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying condensed consolidated financial statements, we have sustained consolidated net losses for the nine-month periods ended September 30, 2008 and 2007 of $10,530,240 and $6,535,231, respectively. At
September 30, 2008, we had a working capital deficiency of approximately $10.9 million, and accumulated deficits of approximately $26.5 million and $16 million at September 30, 2008 and December 31, 2007, respectively. The report of our independent registered public accounting firm as of and for the year ended December 31, 2007 contains an explanatory paragraph relating to factors that raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The cumulative losses to date are largely a result of business development and start up costs associated with expanding our operations largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company's expansion. During 2007, we were successful in securing new contracts with McKesson Corporation ("McKesson") and with Health Insurance Plan of Greater New York ("HIP"). Combined these contracts provide us with the opportunity to enroll up to 18,000 members generating revenue on a per member per month basis over a three year period.

We have historically financed its liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible debentures and cash flows from operations. At September 30, 2008 and December 31, 2007, we had $288,934 and
$3,442,290, respectively, in cash and cash equivalents used in operating activities for the nine months ended September 30, 2008 used $4,010,594, representing a decrease of $2,612,192 (39%) when compared to the cash used in operating activities of $6,622,786 for the nine months ended June 30, 2007. This level of cash utilization reflects the continued investment in building corporate infrastructure, start-up costs associated with new contracts, expansion into new markets and increased spending with respect to business development.

During the three and six months ending June 30, 2008, we raised $600,000 and $1.0 million of convertible debentures, respectively. During the fourth quarter of 2007, we issued $7.0 million of convertible debentures.

During the second quarter of 2007, we sold to four (4) private investors a total of 1,666,667 shares of restricted common stock for aggregate net proceeds of $5,000,000. Additionally, we issued warrants to purchase 833,333 shares of common stock at a strike price of $4.00 to these same investors, the warrants are exercisable for a period of four years. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act of 1934, as amended (the "Securities Act") and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

During the first quarter of 2007, $1,707,985 of the outstanding $1,757,985 convertible debentures were converted into common stock at a ratio of one share per one dollar of debt resulting in a total issuance of common stock of 1,707,985 shares during the quarter. The remaining $50,000 of convertible debt was repaid on April 6, 2007.

During the six month period ending June 30, 2007, and in connection with the September Offering, we requested that 29 investors exercise their respective warrants and in return we offered the investors an additional two year warrant ("2007 Warrant") at an exercise price of $3.00 for every two warrants exercised from the September Offering. During the six month period ending June 30, 2007, we received $1,875,000 upon the exercise of 1,500,000 of the September Offering warrants and has issued warrants for an additional 750,000 shares of our common stock to ten September Offering investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

We have incurred significant costs for the development of software for internal use. As of September 30, 2008 and 2007, we incurred $2,825,088 and $2,332,542 respectively, in capitalized software costs.

LIQUIDITY ANALYSIS

At September 30, 2008, we had cash and cash equivalents of only $288,934. We have tightened controls of our operating expenses, but expect to have continuing liquidity demands to meet our operating expenses and fund our growth.

We will need additional financing and/or re-financing in the near term to fund our working capital needs and, therefore, are discussing potential financing and/or re-financing alternatives with existing and potential new investors. Any financing and/or re-financing that may be available to us is likely to be more expensive, and on less favorable terms, than previous financings and there is no assurance that future financings can be closed.

The senior secured and unsecured convertible notes issued on various dates from November 28, 2007 through June 12, 2008 must be repaid in cash unless the notes are converted into shares of common stock. Our ability to repay the notes will depend upon the willingness of the investors to accept repayment in stock or on our ability to obtain or raise the cash needed to repay these obligations. Each note matures twelve months from its issuance date.

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

ACCOUNTS RECEIVABLE

As of September 30, 2008 and December 31, 2007, our accounts receivable aging by major payers was as follows:

                 SEPTEMBER 30, 2008    0 - 30    31 - 60   61 - 90     TOTAL
                                     ---------   -------   -------   ---------
                 Medicare              382,145    39,359    14,034     435,538
                 Healthnet              22,980    10,466     7,264      40,710
                 Blue Cross             19,178     5,713     1,153      26,044
                 Medicaid               17,366     6,698     4,069      28,133
                 Other Private       2,041,813    15,455         0   2,057,268
                                     ---------   -------   -------   ---------
                                     2,483,483    77,691    26,519   2,587,693
                                     =========   =======   =======   =========


                 DECEMBER 31, 2007     0 - 30    31 - 60   61 - 90      > 90       TOTAL
                                     ---------   -------   -------   ---------   ---------
                 Medicare              381,268    95,460    76,711     190,782     744,221
                 Healthnet               5,779     1,766     1,193       5,320      14,058
                 Medicaid               11,842     9,917    10,898      49,387      82,044
                 Blue Cross             33,267    19,154    18,040      59,626     130,088
                 Other Private       1,055,844    87,374    62,563      39,867   1,245,648
                                     ---------   -------   -------   ---------   ---------
                                     1,488,000   213,672   169,406     344,981   2,216,059
                                     =========   =======   =======   =========   =========

Receivables recorded at September 30, 2008 and December 31, 2007 consists primarily of fees for services to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by a third party billing company responsible for collecting amounts due.

A significant portion of our fee for service revenues have been, and will be in the future, reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. We monitor our revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in our consolidated financial statements for nine months ended September 30, 2008 and the year ended December 31, 2007 are recorded at the amount ultimately expected to be received from these payers. For the nine months ended September 30, 2008 and the year ended December 31, 2007, there were $3,992,419 and $4,565,333, respectively, recorded as contractual allowances.

Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management's expectations. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any, are to be written off. For the nine months ended September 30, 2008, we took bad debt direct write offs totaling approximately, $540,000 for receivables related to 2007 and 2008.

Based on our current financial resources, we will require additional working capital to fund our ongoing business, business strategy including acquisitions and further development of our proprietary software systems. There can be no assurance that additional financing will be available, or if available, that such financing will be available on favorable terms. Any such failure to secure additional financing may impair our ability to achieve our business strategy or meet our obligations as they come due. There can be no assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including, but not limited to, our ability to further increase awareness of our programs, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales and nursing staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our programs, we will be required to deliver increasing outcomes to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased program demand or that we will be able to execute our programs on a timely and cost-effective basis.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There are no guarantees, commitments, lease and debt agreements or other agreements that would trigger adverse changes in our credit rating, earnings, or cash flows, including requirements to perform under stand-by agreements.

We are obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of September 30, 2008 are as follows:

                   Years Ending December 31, 2008
                   ------------------------------
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
                                                  ---------


CONSULTING AGREEMENTS

In December 2007, we entered into a consulting agreement with our non executive Chairman whereby the non-executive Chairman would provide management consulting services to us. The consulting agreement had an initial six month term that was extended to August 2008. During the first nine months of 2008 we incurred expenses of $70,000 related to this consulting agreement.

In February of 2008, we entered into a consulting agreement with an investment advisor whereby the investment advisor would provide management consulting services in addition to investment advisory services. The consulting agreement has an initial six month term with terms requiring monthly cash payments of $15,000 and monthly awards of 20,000 warrants to purchase the Company's common stock. This agreement may be terminated at any time thereafter upon 30 days notice. During the first nine months of 2008, we incurred cash expenses of $60,000 related to this consulting agreement. We and the advisor mutually agreed to forgo the cash payment of $15,000 due in June 2008.

During the first nine months of 2008 the Company issued 100,000 common stock warrants to this financial advisor in exchange for consulting services rendered during the quarter. The Company valued the commitment to issue warrants using the Black-Scholes model at $112,330 assuming exercise prices ranging from $1.10 and $1.35 from February through June 2008, respectively, a risk free interest rate of 5%, volatility of 165% term equal to the contractual life of the warrants. These transactions resulted in charges to additional paid in capital during the six month period ended June 30, 2008.

In addition, we granted stock options to consultants on July 18, 2008 and August 1, 2008. The individuals received 75,000 and 24,000 options, respectively. We valued the options using Black-Sholes model assuming exercise prices ranging from $1.01 and $0.75, respectively, a risk free interest rate of 3.30%, volatility of 89%, and 6 and 3 year terms, respectively. We recorded a charge of $1,742 and $6,320, respectively, for the nine months ended September 30, 2008.

LEASE OF FACILITY FOR CORPORATE HEADQUARTERS

On August 3, 2007 we entered into a sublease agreement for approximately 13,000 square feet of office space to be used as corporate headquarters. The lease term expires in January of 2010 and calls for annual lease payments of approximately $135,000 dollars for the term of the lease.

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

REVENUE RECOGNITION

A significant portion of our fee for service revenues have been, and will be in the future, reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. We monitor our revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and record an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a substantial portion of the total net revenues and receivables reported in our consolidated financial statements are recorded at the amount ultimately expected to be received from these payers.

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

STOCK BASED COMPENSATION

We apply the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") to all share based payment awards made to employees and directors. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the holders' requisite service period (generally the vesting period of the equity award). We have expensed our share-based compensation for share based payments under the ratable method, which treats each vesting tranche as if it were an individual grant.

We periodically grant stock options for a fixed number of shares of common stock to its employees and directors. Stock options are granted with an exercise price greater than or equal to the fair market value of our common stock at the date of the grant. We estimate the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of our stock over the option's expected term, the risk free interest rate over the option's expected term, and the expected annual dividend yield.

We recognize stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. Our estimate of annual forfeiture rates was approximately 7%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

Since we have not generated any taxable income to date and have not paid any federal or state taxes based on income since inception, we have provided a valuation allowance for the full amount of its net deferred tax assets and, accordingly, no tax benefits related to stock compensation expense has been recorded in our condensed consolidated financial statements.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

We have capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position ("SOP") 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." In
accordance with SOP 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash, accounts payable and notes payable. The carrying amounts of these financial instruments approximate their fair value, due to the short-term nature of these items. The carrying amount of the notes payable approximates their fair value due to the use of market rates of interest.

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

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS 141R"). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at fair value on the acquisition-date, with limited exceptions. SFAS 141R changes the accounting treatment and disclosure requirements for certain items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuances costs are to be recognized as an expense in the period that the costs are incurred and the services are received. Currently, these costs are included as part of the purchase price and allocated to the assets required. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited. Management has not yet completed its evaluation of the potential effect of the adoption of SFAS 141R on the Company's consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management has not yet completed its evaluation of the potential effect of the adoption of SFAS 161 on the Company's consolidated financial position, results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" (as defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Management has conducted an evaluation of our disclosure controls and procedures for the period ended September 30, 2008 and believes that our disclosure controls and procedures are inadequate to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Further, Management believes that information required to be disclosed by us may not be recorded, processed, summarized and reported within time periods specified in SEC's rules and forms.

Management's conclusion is based on, among other things, the audit adjustments recorded for fiscal years 2007 and 2006 and the restatement of the Form 10-Q for the period ending March 31, 2008 relating to errors in accounting for stock based compensation.

Management has engaged in remediation efforts to address the material weaknesses identified in our disclosure controls and procedures and is committed to improving and strengthening our overall control environment.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to affect our internal control over financial reporting (and the material weakness which we disclosed in our Annual Report on Form 10-KSB, filed with the SEC on April 1, 2008).

Management has engaged an outside firm to begin remediation efforts related to its Internal Controls over Financial Reporting and expects to commence that work in the fourth quarter of 2008.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor to our knowledge, is there any proceeding threatened against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition, during the nine months ending September 30, 2008 the Company issued 500,000 shares of common stock along with 500,000 warrants in a private placement. The warrants have a 5 year maturity life and were issued with a strike price of $0.50.

During the quarter ended September 30, 2008, we issued 15,000 shares of common stock to one vendor in satisfaction of an account payable. The value of the common stock on the date of the issuance was $1.25 per share. The dollar amount of account payable satisfaction was $15,000, which resulted in a noncash charge of $3,750.

In addition, during the quarter ended September 30, 2008 we received $250,000 upon the sale of 500,000 shares of common stock, along with warrants to purchase 500,000 shares of common stock in a private placement to one investor. For each dollar invested the investors received two shares of common stock together with a warrant to purchase two shares of common stock. The warrants mature in five years and were issued with a strike price of $0.50. These investors had an opportunity to ask questions and receive answers from our executive officers and were provided with access to our documents and records in order to verify the information provided.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

                                   HC INNOVATIONS, INC.

Date: November 14, 2008            By: /s/ David Chess, MD
                                       ----------------------------------------
                                       David Chess
                                       Chief Executive Officer,
                                       President and Director


                                   HC INNOVATIONS, INC.

Date: November 14, 2008            By: /s/ Robert Scott Walker
                                       ----------------------------------------
                                       Robert Scott Walker
                                       Chief Financial Officer