Form 10-K
period 2008-12-31
HC Innovations, Inc.
filed 2009-03-27
CIK 1370512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended – December 31, 2008

OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ___/___ to ___/___

Commission file number: 0-52197
HC Innovations, Inc.
(Name of Small Business Issuer in its charter)

Delaware	04-3570877
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

10 Progress Drive, Suite 200 Shelton, CT 06484
(Address of principal executive offices)

Issuer’s telephone number: (203) 925-9600

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value per Share

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act YES ☐ NO ☒

Indicate by check mark if whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $14,898,904.

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

          Our wholly-owned subsidiary, Enhanced Care Initiatives, Inc., (“ECI”), was founded in 2002 by David Chess MD, the Chief Executive Officer as of December 31, 2008. ECI is the management company for all of our operating entities and provides specialty disease and care management services for small, costly subpopulations. ECI markets its proprietary specialty care management programs for the medically frail and other costly sub-populations to Health Maintenance Organizations (“HMOs”), Managed Care Organizations (“MCOs”), disease management companies, large physician groups, nursing/assisted living homes as well as state Medicaid departments.

          The Company’s common stock is quoted on the over the counter bulletin board under the symbol “HCNV.OB”.

          On February 13, 2007, the Company’s Form 10-SB was declared effective by the United States Securities and Exchange Commission. As a result, the Company became a fully reporting company pursuant to the Securities Exchange Act of 1934, as amended.

OUR BUSINESS

          We are a specialty care management company focused on the medically unstable and frail population. As a specialty disease and care Management Company, we attempt to utilize preventative health care in order to save money by attempting to keep patients with chronic conditions out of the hospital, which helps both patients and our customers save on health care costs. We are comprised of separate divisions each with a specific focus and intervention to service this segment of our population. We seek to bring to HMOs, MCOs and state Medicaid departments the ability to positively impact the health and cost of their sickest, costliest subset of patients. To do this, we combine our proprietary information systems with specially trained nurses and nurse practitioners. As of December 31, 2008, we were operating in 8 states. As of March 26, 2009, we were operating in 6 states, having closed operations in 2 states during the first quarter of 2009. Specifically, we integrate the following services:

(a)	Hands-on involvement seeing patients in a community setting, in their homes and/or in nursing homes;

(b)

Call center backup consisting of nurses, social workers and care managers who work specifically with one or two nurses and their patients via the telephone to assist with coordination of services and monitoring of health status; and

(c)	Biometric monitoring through the use of devices that allow us to monitor patients in the home such as scales, medication reminder systems and blood pressure machines.

          Our services extend to having our nurses accompany the patient to the doctor and weekly group visits in the community. In the event that the patient requires admission to a hospital or nursing home, we also coordinate with other plan resources to support the patient and their caregiver(s).

          Our principal office is located at 10 Progress Drive, Suite 200, Shelton, CT 06484. Our telephone number is (203) 925-9600. Our website address is www.hcinnovationsinc.com.

CORPORATE STRATEGY

          As a specialty care management company, our corporate strategy is to care for the most costly and needy patients in an effort to reduce hospitalizations and, at the same time, create cost savings measures for both patients and our customers. We also seek to be able to facilitate care delivery support services in the community and, in nursing homes. We seek to sell our products and services directly to HMOs, MCOs and State Medicaid departments, as well as to subcontract with other disease management companies and private insurance carriers.

          To implement our corporate strategy, we have created software algorithms that help us define the most needy and costly populations. We have connected this to a nurse-patient centric Electronic Health Record (“EHR”), to assist our staff in the management of our enrollees.

          Our clinical strategy is to identify subgroups of people with common needs and create programs to fill the gaps in care, stabilizing the health of the individual. These are highly complex populations consisting of patients with over seven active diagnosis and an average of three hospitalizations per year that require complex solutions.

CORE STRENGTHS

STAFFING

          We have developed our internal recruitment department which has a multifaceted approach to messaging and recruiting health care personnel in highly competitive markets.

TRAINING

          We have developed and implemented sophisticated interactive learning systems in all of our programs. The programs are classroom and web based framed with pre and post test tools, as well as field based competencies assuring the delivery of quality care.

TECHNOLOGY

          Our electronic health record (EHR) software is a key supporting infrastructure to our business and is critical to the effective delivery of care. It is fundamental in our ability to deliver reproducible outcomes and have a scalable model. The program is a web-based system with the care guidance and rules built into the system.

PRODUCTS AND SERVICES

          As of December 31, 2008, we offered our products and services through three business products: (1) specialty care management which consisted of our Easy Care business and our Quality of Life business, (2) Professional Services which consisted of our NP Care business, and (3) DOQ Care (“DOQ”). DOQ is based on the patient centered medical home model, where the personal physician provides and coordinates care, which is organized so as to achieve quality, efficiency, and patient-centeredness (via enhanced access through appointment systems and telephonic and e-mail communication, clinical decision support tools that guide evidence-based practice, use of health information technology, support for patient involvement in informed decision-making and self-care, performance measurement and continuous quality improvement).

EASY CARE: THE SOLUTION FOR THE COMMUNITY DWELLING MEDICALLY COMPLEX AND FRAIL PATIENTS

          The Easy Care program focuses on the medically complex, fragile and costly community-based patients. Easy Care creates a safety net woven from a combination of services which together seek to support the patient and improve their health, while lowering their cost of care by reducing hospitalizations.

          Under the Easy Care Program, each patient is individually evaluated to determine which approach is necessary for that individual. As part of the Easy Care Program, we work closely with the patient, their family and their physician. The Easy Care tools and approach include:

•

Hands-on nurse and nurse practitioner care in the home. The nurse does a comprehensive evaluation of a patient which includes physical, cognitive and social situation evaluation. The care manager reviews medications, diet and exercise, puts in place condition appropriate exercises, reviews advanced directives and connects the patient to community resources to assure that the patient is getting what they need to stay well.

•	Strong physician integration, whereby our nurses accompany the patient to selected physician visits, and communicate on an ongoing basis regarding the patients’ progress.

•

Call center support, pairing each patient with a support person in the call center who works with their nurse to help coordinate the patient’s care. This support person calls the patient periodically and at the direction of their nurse partner, assists in the follow up of medical issues and assists in setting up appointments and transportation.

•

Community-based weekly meetings to monitor, exercise and address depression and isolation in our patients. These weekly meetings are attended by our nurses, recreation aide, athletic trainers, dietician and pharmacist, on a rotating basis.

•

24/7 Caregiver Support Program which consists of a survey at the initiation of the program to assess caregiver needs and stress then helping the caregiver create a sustainable support solution for the patient. This includes a 24/7 emotional support hotline, referral services, and legal hotline.

•	Pharmacist, medical director, nutritionist and athletic trainer monitoring, with direct feedback to our care management nurses.

•	WIFI-enabled biometrics, such as scales, medication monitoring devices, blood pressure machines to support remote surveillance of the patient’s condition.

•

Electronic Health Record (EHR) with point/click and handwriting recognition technology, allows us to efficiently gather and maintain large amounts of actionable data; it also prompts the nurse to consider specific interventions driving best practices. The EHR also supports communication via faxing, e-mailing and integrated report generation.

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

          The Company has experienced tremendous growth in members under care within its Easy Care operations. During 2008, members under care increased by approximately 3,400 representing a 132% growth rate when compared to members under care at December 31, 2007.

          As of March 26, 2009, ECI, our wholly owned subsidiary, has secured contracts to provide services to the following:

1.

Health Spring: a regional Medicare HMO in Tennessee, Texas and Alabama. The Tennessee contract began in October 2005 with approximately 300 enrollees and as of December 31, 2008, had approximately 1,256 enrollees. We enrolled our first member in Texas during November 2007 and as of December 31, 2008 had approximately 125 enrollees. As of February 28, 2009 the combined enrollment for Tennessee and Texas was approximately 1,581 members. During the first quarter of 2008 we entered into a contract with Health Spring of Alabama and enrolled our first two members on March 11, 2008.

2.

AmeriGroup: a national MCO, to care for its Medicare/Medicaid enrollees in Houston, Texas. The initial term of this contract runs from June 1, 2006 through November 30, 2007, and was extended through December 31, 2009. As of February 28, 2009 enrollment was approximately 200 members.

3.

Alere Medical, Inc.: In October 2006, we entered into a Disease Management Services Agreement with Alere Medical, Inc. (“Alere”). Alere provides disease management tools, services and systems to payers which are designed to assist with and improve management of health care outcomes for patients. As of February 28, 2009, enrollment was approximately 390 members.

4.

Emblem Health, Inc. (“Emblem”): a regional managed care company to care for its members in the New York Metropolitan area. In May 2007, we entered into a Care Management Services Agreement with Emblem to provide services for both its general medical and oncology members. We enrolled our first member in July 2007 and as of December 31, 2008 had approximately 3,499 enrollees. As of February 28, 2009 enrollment was approximately 3,754 members.

The Market for Easy Care

          People with chronic conditions—44 percent of non-institutionalized Americans—account for a 78% share of health care expenditures in the United States. It is increasingly clear that sustained control of healthcare costs must address the impact of an aging population and the rising prevalence of one or more chronic conditions.

          A study published by the National Heart, Lung, and Blood Institute in 2007 found that the total direct and indirect cost of cardiovascular diseases and stroke in the United States for 2009 is estimated at $475.3 billion.

Disease	Approximate Economic Cost ($ Billions)

Coronary Heart Disease	$165.4
Stroke	68.9
Hypertensive Disease	73.4
Heart Failure	37.2
Other (Cardiomyopathy, Pulmonary Heart Disease, etc.)	130.4

Total	$475.3

Source: American Heart Association

Proportion of the Population with 1 + Chronic Conditions and Their Share of Health Care Expenditures

Health Insurance	One or More Chronic Condition	Share of Health Care Expenditure

Uninsured	27%	60%
Medicaid	39%	77%
Medicare	85%	99%
Private	40%	68%

Source: Center on an Aging Society, Georgetown University, January 2004

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

          The Disease Management Association of America and the leadership of the largest firms have been extremely critical of the published conclusions and will undoubtedly argue that the findings are too broad. Billions in capital have been invested in the traditional disease management model, and the Company believes that it is likely that further analysis will uncover clear benefit of better care coordination and protocol compliance.

Sales and Marketing for Easy Care

          We will market Easy Care to MCOs, HMOs, state Medicaid departments, and disease management companies. Our sales strategy establishes a process and generally reaches a “Yes” or “No” response within 3 to 9 months.

          The process:

•	Initial presentations to key leadership;

•

If there is a high level of interest we enter into a Non-Binding Discovery Process which takes 4 to 6 weeks. During this time period, we do an in depth analysis of the strategic goals of the organization, the barriers to delivery and the processes in place to manage the outcome;

•	Presentation of findings and delivery of proposal specific to the company’s needs and their particular gaps;

•	Negotiation and discussion period (3 weeks); and

•	“Yes” or “No” decision.

          As with any sales cycle certain elements of the decision making process are beyond our control and the cycle may take substantially longer than currently anticipated.

Quality of Life Care (“QOLC”)—ONCOLOGY CARE MANAGEMENT FOR COMMUNITY-BASED PATIENTS

          The goal of the QOLC Program is to lend support, guidance and education to the patient, the primary caregiver, and the family during critical times throughout the management of the patient’s cancer. This comprehensive program is designed to sustain the patient and the patient’s personal support system from time of diagnosis through treatment decision, actual treatment, and after treatment is complete.

          The QOLC Program necessitates that we support the patient and family every step of the way to answer questions, alleviate concerns, help communicate with the doctors, track down research on clinical trials and new treatment options, as well as to introduce discussions about palliative care and hospice, as may be appropriate.

          The QOLC Program has the opportunity to create a new standard of care for patients with cancer and is intended to allow patients and their families, employers, payers and providers to provide more efficient and effective assistance to cancer patients during this critical time in their lives.

          QOLC is a community based, hands-on program. Nurses and Nurse Practitioners see patients in their homes, visit the physician with the patient, and assist caregivers 24/7.

          QOLC impacts patient health outcomes and the cost of care through:

•	Side-effect management which results in a better experience for the patient and avoids unnecessary hospitalizations and emergency rooms visits;

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

Stratification Analysis and Management (“SAM”) EHR - SAM EHR SOFTWARE

          The SAM EHR is a unique application that combines patient demographics, claims and administrative information with HC Innovations’ clinical data captured from assessments and care provided and collected on the patients’ behalf. This system has resulted in more efficient use of nursing time and rapid creation of data for tracking and outcome analysis. This platform is designed for interoperability and systems integration, and includes the following features:

•	Provides on-site and remote user access to patient information and HCI databases

•	Creates an ongoing nurse activity log to track activity and accountability

•	Integrates report writing and Health Risk Assessment (HRA) tool

•	Scans patient charts for omissions in care

•	Prompts standards of care and clinical guidelines

•	Monitors health and financial outcomes

•	Compares medication and laboratory data against best care practices

•	Stratifies patients by disease intensity and intervention needs

NP Care (“NPC”) - NURSING HOME MEDICAL MANAGEMENT SYSTEMS

          NPC is a physician directed, Nurse Practitioner (“NP”) driven, long-term care facility medical management service that integrates the patient care team. NPs work within the facility with the medical staff to establish systems of care driving nursing assessments, documentation, and improved care. The on-site NP is available to see residents with acute medical issues, review test results, evaluate wounds, start IVs, communicate with families, and educate the facility staff. This program improves the quality and consistency of medical care in nursing homes and assisted living facilities, preventing unnecessary ER and hospital transfers. NP Care nurses are an extension of the physician; specially selected for their depth of medical knowledge, communication skills, and ability to effectively collaborate with the nursing home team. NP Care is delivered within these long-term care facilities either on a fee-for-service basis or in partnership with managed care organizations on a captivated (PMPM) basis.

NP Care’s fundamental tools and processes include:

•	Problem-oriented nurse documentation tools that guide the nurse through appropriate, efficient patient evaluation and interventions.

•	On-site nurse practitioner providing support and care.

•	Integration with the physician, staff and family.

•

Patient risk assessments of adverse events, such as falls, fractures, and dehydration. drive our Risk Avoidance Program and allows the nursing home to put in place safeguards to reduce these events, while allowing us to notify the family of the risks involved, thereby mitigating potential lawsuits.

•	NP Care has two revenue models:

•	Fee for service

—	Where our Nurse Practitioners visit patients for acute care needs and bill the patients’ insurance company. Medicare and Medicaid comprise 84% of our fee for service revenue.

•	Managed Care

—	Institutional Specialty Needs Programs – Currently contracted with Health Spring of Tennessee and explanation of the Institutional Specialty Needs Program is below.

—

Medicaid Managed Care – Caring for all residents living in nursing homes who have Medicaid as their primary insurance. We have a contract with McKesson Health Services to provide this care for residents in the State of Illinois.

Medicare Advantage Special Needs Plans (SNPS) Model

          This is an important new innovation in the healthcare marketplace. It was designed by Centers for Medicare and Medicaid Services in an attempt to make sicker patients more attractive to managed care companies. With it comes enhanced patient complexity based reimbursement (paying more for patients who are sicker and use more resources). There are 3 types of SNPs. NP Care specializes in the Institutional SNP (#1):

1. The Institutionalized (~3.5 million): Medicare beneficiaries who reside or are expected to reside for 90 days or longer in a long-term care facility*.

2. Dually Eligible (~7.5 million): Medicare beneficiaries who are also in Medicaid for full Medicaid benefits (~6.2 million) and low-income Medicare beneficiaries who receive subsidies from their state Medicaid program for their Medicare cost sharing (~1.3 million) *.

3. Medicare beneficiaries with Chronic, Severe Conditions (~millions more): Medicare beneficiaries with cardiovascular disease, diabetes, heart failure, osteoarthritis, mental disorders, end-stage renal disease and/or HIV/AIDS*.

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

          * HTTP://WWW.CMS.HHS.GOV/CENTERS FOR MEDICARE & MEDICAID SERVICES (CMS), U.S. DEPARTMENT OF HEALTH & HUMAN SERVICES

Sales and Marketing for NP Care

          Our strategy for 2008 and prior for NP Care was to position it to become a national healthcare company delivering primary care and improving the quality of life for the elderly living in nursing homes.

          The strategies consisted of the following:

•	Establishing a partnership with long-term care organizations and Medicare Advantage SNPs that support and see the value in utilizing Nurse Practitioners for primary care.

•

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

•

Design an infrastructure that aligns incentives while accomplishing financial and health care outcomes. Paying nursing homes for improved medical infrastructure and allowing them to also benefit from health care savings.

DOQ CARE - DEMONSTRATION PROJECT

          The Company has been selected by one of the nation’s largest risk bearing organizations, Emblem Health, Inc. (New York City), to pilot a physician office integration model. HCI nurses work out of the doctors’ office assisting the physician in the care and coordination of services for their patients with multiple chronic diseases. In addition the Company will assist the physicians in accepting and integrating an electronic medical record and making their office into a “medical home” for patients.

          A grant of $500,000 has been issued by Commonwealth Fund to fund the outcomes analysis.

Market Opportunity

•	$10 billion in annual revenues for a patient subpopulation, approximately 2%-4% of Medicare patients, that accounts for $150+ billion in annual health care expenditures

•	People with chronic health conditions, 44% of non-institutionalized Americans, typically account for 78% of all medical costs, 76% of all admissions, 88% of prescriptions, and 72% of all office visits

•	The U.S. spends more per capita for health care than any other country

•	While health care inflation moderated in 2008, costs still climbed more than two times faster than general inflation and workers earnings

•	National health care expenditures are projected to reach $3.6 trillion by 2014

•	Average annual medical costs for Medicare patients is $40,000

•	Between the spring of 2007 and the fall of 2008, health care premiums increased an average of 6.9% for employer sponsored health insurance

•	While representing the lowest rate of growth since 1999, health inflation was still higher than wages (up 2.7%) and general inflation (3.85%)

•	Currently over 600 Medicare Advantage plans with more than 8.9 million (20%) beneficiaries enrolled; 890,000 are within the most costly 1% of the population

COMPETITION

          The competitive landscape for what has been called “disease management” is in transition. The research has validated the Company’s empirical experience that confirms that telephonic disease and care management alone cannot transform the course of disease for patients with complex medical needs. The issue of interest to investors and the payers who buy disease management will depend largely to their understanding of the business case for continued investment in traditional call center care management and the applicability of these telephonic programs to medically complex patients with significant comorbidities. HC Innovations knows that the specialized call center is an important and necessary part of a complete operational capability, especially as a component of a comprehensive approach to population health management.

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

          There are few hands on, community-based programs in the disease management/care management space. After a detailed search, we found no other company that provides the similar depth of community based hands on care and care coordination for this subset of medically complex and frail patients. Proprietary programs and systems, the deep understanding of the cost drivers for people with multiple conditions, and the documented outcomes have contributed to build a significant competitive advantage for the Company.

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

          Only a few companies cover the continuum of coordinated care that is available from the Company. As a localized service, the competition for the NP Care division will often include Evercare, a Medicare Advantage program (a division of United Health Group that does not work with other health plans), Alpha Physician Services (physician groups specializing in nursing home care), and primary care physicians who employ nurse practitioners for their nursing home and managed care program practices. The Company is differentiated by the breadth of its solutions across the continuum of community-based care, the improved health status and outcomes for its patients, and the financial results of its programs.

          Although the complex care management may not be their primary focus, three companies have emerged as major competitors for the Easy Care division:

          PARADIGM HEALTH, a recent acquisition of Inverness Medical Innovations, provides catastrophic care management which is usually focused on hospitalized patients. Paradigm uses a panel of expert physicians and nurses who provide hands on care, primarily in the hospital. The company has developed predictive technology algorithms to identify the most costly and sickest patients—the 1% that utilize 30% of the resources—in a commercial health plan, with a specific focus on late-stage cancer, end-stage chronic conditions, and patients with multiple co-morbidities. Programmatically, the company focuses on coordination of care, and social, financial, and emotional support. Most of the care coordination is done by phone supported by outsourced visiting nurse services in the community. Paradigm was recently acquired by Alere who was acquired by Inverness.

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

COMPETITIVE STRATEGY AND METHODS OF COMPETITION

•

THE COMPANY, THROUGH ECI, TARGETS SPECIFIC SUBPOPULATIONS. Unlike other disease management companies, we are not DISEASE focused. Our services are designed for people who experience the health care system in a predictable fashion with predictable outcomes. We define subgroups of people who experience the health care system similarly, study the gaps in care and create programs to keep them well. This is a paradigm shift which requires an entirely unique culture and tool set to achieve success.

•

THE ECI PROGRAMS ARE COMPLICATED INTERVENTIONS combining intense hands-on, community-based programs involving many layers of care and intervention including RNs, nurse practitioners, athletic trainers, physical therapists, dieticians, social workers, informatics specialists, pharmacists, and physicians in a variety of roles.

Caring for the medically complex, frail patient requires a complex infrastructure. Our infrastructure seamlessly connects and drives:

•	Patient stratification

•	Assessment tools - physical exams, standardized testing, ADLs, IADLs, cognitive testing, depression, SF 12, etc.

•	True integration with the Physician

•	Interventions in the home and via call center

•	Biometrics

•	Community based nursing staff

•	Pharmacists

•	Athletic trainers

•	Nutritionist

•	Report writing

•	Community centers

•	THE EASY CARE PROGRAM, A SCALABLE COMPLEX INTERVENTION WILL BE DIFFICULT TO REPRODUCE.

•	THE CLINICAL EXPERTISE to both understand the populations cared for and create cost-effective, rapidly integrateable, scalable models requires a team with diverse expertise

•

SCALING - We believe we are now able to operationalize our community based program, enrolling 1,000 complex members per market in multiple markets over a period of four to six months. This requires systems which can coordinate multiple complex interventions

•

SAM ELECTRONIC HEALTH RECORD - THIS DIVERSE PLATFORM IS MANAGED AND INTEGRATED WITHIN OUR PROPRIETARY SOFTWARE. Our web-based information system is proprietary and operates as both patient chart and communication port, effectively connecting all parts of our patient’s health care team. Additionally, patient care algorithms are embedded in our software and drive standards of care resulting in a reminder system that drives best practices of care from the level of the patient and family to the physician. Our patient chart also is an activity tracker, logging all patient care activity as well as nurse interactions.

DEPENDENCE ON A LIMITED CUSTOMER BASE

          For the calendar years ending December 31, 2008 and 2007 our revenue was concentrated in a small number of customers, the loss of any or all of these customers would have a severe and negative impact on our future results of operations. Additionally, reductions in reimbursement from Medicare may have a negative impact on our future results of operations.

	Percentage of Service Revenue
Provider	12/31/2008	12/31/2007

Emblem Health, Inc.	34.0%	47.3%
HealthSpring	22.0%	19.4%

Total	56.0%	66.7%

PATENTS AND TRADEMARKS

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

EMPLOYEES

          As of December 31, 2008, we had 294 full time employees, of whom 4 are executive officers, and 61 are part time employees.

ITEM 1A. RISK FACTORS

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

          The Company incurred net losses of approximately $14.4 million and $10.7 million for years ended December 31, 2008 and 2007, respectively. The Company had an accumulated deficit of approximately $30 million and $16 million and had a working capital deficiency of approximately $10 million and $2 million at December 31, 2008 and 2007, respectively, and we may never be profitable.

          IF WE CANNOT ACHIEVE PROFITABILITY FROM OPERATING ACTIVITIES, WE MAY NOT BE ABLE TO MEET OUR WORKING CAPITAL NEEDS.

          Our 10-K must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in the healthcare industry, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given our failure to date to operate profitably.

          OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

          In their report prepared in conjunction with our 2008 consolidated financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses, have a working capital deficiency and have an accumulated deficit as of December 31, 2008, there is substantial doubt about our ability to continue as a going concern.

          WE WILL NEED TO RAISE SIGNIFICANT ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS OPERATIONS.

          Our cash position on a consolidated basis at December 31, 2008 was $0.4 million as compared to $3.4 million at December 31, 2007. We currently anticipate the need to raise an additional $12.0 million to $15.0 million dollars through the sale of common stock, debt issuance, or a combination of both during 2009 in order to fund operations, and complete our plan of expansion. Our ability to raise such an amount of capital in light of current market uncertainties cannot be assured.

          WE COULD ISSUE A SIGNIFICANT AMOUNT OF COMMON STOCK OR A SERIES OF PREFERRED STOCK THAT MIGHT ADVERSELY AFFECT OUR EXISTING COMMON STOCKHOLDERS.

          Our articles of incorporation, as amended, authorize the issuance of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock, with designations, rights and preferences that may be determined from time to time by our board of directors which may be superior to those attached to the common stock. In connection with a refinancing of the Company’s convertible debt the remaining amount of authorized shares of common stock is committed to the note holders.

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

          Our executive officers, directors and holders of more than 5% of our outstanding common stock, together with their respective affiliates, currently own approximately 59% of our voting stock, including shares subject to outstanding options and warrants. These stockholders are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company, preventing or frustrating any attempt by our stockholders to replace or remove the current management, or otherwise discouraging a potential acquirer from attempting to obtain control of the company, which in turn could limit the market value of our common stock.

          WE ARE HIGHLY DEPENDENT ON OUR MANAGEMENT AND OUR BUSINESS WOULD BE MATERIALLY ADVERSELY AFFECTED IF ANY OF OUR EXECUTIVES LEAVE.

          The operations and financial success of the Company are significantly dependent on upon key executives as of December 31, 2008. Although we maintain key man life insurance on Dr. Chess, our Chief Executive Officer at December 31, 2008, in the event that he or other executives, become unable or unwilling to continue to direct operations, the Company lacks the funds and financial resources to replace departing management and we would be materially adversely affected. Operations could be materially affected and under certain circumstances, shareholders would lose their entire investment. Further, Dr. Chess is the sole member of several limited liability companies that perform non-medical administrative and support services in certain states where we are prohibited from directly owning a medical operation due to corporate practice of medicine laws in those states. Accordingly, in the event that Dr. Chess was to leave our Company, we could lose the financial benefit derived from those limited liability companies.

          See also Subsequent Events note (Note 16) for updated discussion on the related executives mentioned above.

          WE ARE A HOLDING COMPANY AND OUR ASSETS CONSIST PRIMARILY OF INVESTMENTS IN OUR SUBSIDIARIES AND CONSEQUENTLY OUR SHAREHOLDERS MAY NOT RECEIVE ANY DIRECT BENEFIT WHICH MAY BE DERIVED FROM OUR SUBSIDIARIES.

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

          OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED IN THE MARKETPLACE.

          In connection with the commercialization of our health information system, we are marketing services designed to link patients, health care providers and payers in order to provide specialized management services for targeted patient populations. However, at this time, services of this type have not gained wide spread acceptance from the market. This is still perceived to be a new business concept in an industry characterized by an increasing number of market entrants who have introduced or are developing an array of new services. As is typical in the case of a new business concept, demand and market acceptance for newly introduced services are subject to a high level of uncertainty, and there can be no assurance as to the ultimate level of market acceptance for our system, especially in the health care industry, in which the containment of costs is emphasized. Because of the subjective nature of patient compliance, we may be unable, for an extensive period of time, to develop a significant amount of data to demonstrate to potential customers the effectiveness of our services. Even after such time, no assurance can be given that our data and results will be convincing or determinative as to the success of our system. There can be no assurance that increased marketing efforts and the implementation of our strategies will result in market acceptance for our services or that a market for our services will develop or not be limited.

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

          THE ESTABLISHED RELATIONS WITH THE KEY LONG TERM CARE FACILITIES MAY BE TERMINATED BY THEM, WHICH WILL RESULT IN A MATERIAL REDUCTION IN REVENUES.

          Our ability to generate revenue from our affiliate, NP Care, LLC is dependent upon securing and maintaining contracts with both individual and corporately owned long term care facilities, such as nursing homes and assisted living facilities. The nature of our contractual relationships with these facilities is such that they may be terminated by either party without cause and with typically a thirty to ninety day written notice of the intent to terminate. Our gross charges are concentrated with one customer in our NP Care business. Gross charges to Medicare during 2008 represented approximately 77% of all gross charges for our fee for service billings. Additionally, Medicare payments during 2008 represented approximately 70% of all cash received for fee for service charges. Reductions in Medicare reimbursement rates would have a severe negative effect on our future results of operations.

          RECONCILIATIONS UNDER THE COMPANY’S CONTRACT WITH HEALTH PLANS COULD RESULT IN ADDITIONAL CASH TO BE PAID BY IT OR RESULT IN LESS CASH TO BE PAID TO THE COMPANY BY HEALTH PLANS THAN ORIGINALLY ESTIMATED.

          Our contracts with health plans are based upon a set fee charged by us on a per enrolled member per month (PEMPM) basis. These contracts typically require a minimum enrollment of the health plan’s members who qualify for our programs. We are reimbursed monthly based upon the actual census of enrolled members. Our estimated future revenues are based upon achieving high levels of enrollment.

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

          THE COST TO THE COMPANY TO COMPLY WITH SEC RULES AND REGULATIONS MAY BE OVERLY BURDENSOME.

          The Company is subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Pursuant to the Exchange Act, the Company is required to file quarterly and annual reports and reports regarding certain interim current activities. The inability to timely file the necessary SEC reports could cause the public to lose confidence in the Company and materially adversely affect the Company’s stock price and ability to raise capital.

          IF WE ARE UNABLE TO CERTIFY THE EFFECTIVENESS OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WE COULD SUFFER A LOSS OF PUBLIC CONFIDENCE IN OUR INTERNAL CONTROLS, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR FINANCIAL PERFORMANCE AND THE MARKET VALUE OF OUR COMMON STOCK.

          Item 308 of SEC Regulation S-K, which was promulgated pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to provide an annual report on our internal control over financial reporting, including an assessment as to whether or not our internal control over financial reporting is effective beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have completed an initial assessment of our internal control environment. We did identify material weaknesses which are currently being addressed. If we are unable to complete this testing, we would be deficient in our reporting obligations under the Exchange Act, which may restrict our access to capital markets. Under any of these circumstances, we could be subjected to additional regulatory scrutiny and suffer a loss of public confidence in our internal control, which could have a negative impact on our financial performance and the market value of our common stock.

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

ITEM 2. PROPERTIES.

          We entered in to a sublease for our corporate offices at Ten Progress Drive, Shelton, CT, effective October 1, 2007, which renews automatically in one year increments. Our corporate offices consist of 12,920 square feet of space with a gross annual rental of $134,580.

          We lease approximately 15,000 square feet of office space in six other states for our operating units, including Alabama, Tennessee, Illinois, Massachusetts, New York and Texas. The lease expirations range from April 2009 to October 2013.

          We believe that the condition of all of our leased facilities provides us with sufficient space for our use and operation at the present time. In the opinion of management, these properties are adequately insured and suitable for our anticipated future use.

          Our property is not leased from an affiliate.

ITEM 3. LEGAL PROCEEDINGS.

          The Company is involved in certain legal proceedings and may be subject to lawsuits and compliance regulations in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that the resolution will not have a material adverse effect on the Company’s consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          During the period ending December 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUED PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

          Our stock currently trades on the over the counter bulletin board under the symbol “HCNV.OB” The table below sets forth the high and low sales prices of our common stock during the last two years.

	2008
	High	Low

First Quarter	$1.80	$1.01
Second Quarter	$1.26	$0.72
Third Quarter	$1.01	$0.65
Fourth Quarter	$0.80	$0.20

	2007
	High	Low

First Quarter	$5.00	$1.40
Second Quarter	$7.00	$2.50
Third Quarter	$3.50	$2.05
Fourth Quarter	$3.50	$1.05

HOLDERS

          Since shares are held by brokers and institutions on behalf of stock holders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

DIVIDENDS

          The Company has never paid dividends and does not expect to pay dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          Below is a table setting forth the information relating to the Company’s Annual Incentive Compensation Plan for the fiscal year ending December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plan

Equity Compensation Plan Approved by Shareholders	Options - 2,389,000	Options - $0.90	4,559,073
	Warrants – 31,812,432	Warrants – $0.57
Equity Compensation Plan not Approved by Shareholders	N/A	N/A	N/A

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

          In connection with the June Offering, we issued, in March 2007, approximately 1,708,000 shares of our common stock as a result of the conversion of the June Offering Convertible Debentures. As provided in those Debentures, the holders were entitled to convert the principal amount of the Debenture in the event that we became a fully reporting company. As indicated in this Form 10-K, we became a fully reporting company on February 13, 2007 and, accordingly, the June Offering investors converted their Debentures. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise

          In March 2007, in connection with the September Offering, we requested that the investors exercise their respective warrants issued in the September Offering and in return receive an additional 2007 warrant at an exercise price of $3.00 for every two warrants exercised from the September Offering. During March and April 2007, we received approximately $1,187,500 from the exercise of the September Offering warrants and have issued 2007 warrants for an additional 475,000 shares of our common stock to five (5) September Offering investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

          During the second quarter of 2007, the Company sold to four private investors a total of 1,666,667 shares of restricted common stock for aggregate net proceeds of $5,000,000. Additionally, the Company issued warrants to purchase 833,333 shares of common stock at a strike price of $4.00 to these same investors, the warrants are exercisable for a period of four (4) years. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

          In October 2007, the Company sold to one private investor a total of 250,000 shares of restricted common stock for aggregate net proceeds of $500,000. The investor represented in writing that it was an accredited investor and acquired the securities for its own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

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

          In addition to the sale of $6.4 million worth of convertible debentures mentioned above the Company issued a $150,000 twelve month, 10% interest, senior secured convertible debenture on November 26, 2007 in satisfaction of a placement fee with one of its investors. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 75% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 25% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $27,000 is being amortized over the life of the debenture through a charge to interest expense. The convertible debenture of $150,000 is reflected on the consolidated balance sheets net of the unamortized portion of beneficial conversion discount of $24,750 as of December 31, 2007. For the year ended December 31, 2007, the Company recorded interest expense of $2,250 related to the beneficial conversion discount. In connection with the previously mentioned financing, the Company also paid $240,000 in cash and issued 192,000 warrants in the fourth quarter of 2007 to purchase its common stock to a financial advisor. The warrants had a fair value of $281,278 on the commitment date. The fair value of the warrants was determined by using the Black-Scholes model assuming an exercise price of $0.85, a risk free interest rate of 5%, volatility of 152% and an expected life equal to the contractual life of the warrants.

          On December 21, 2007, the Company satisfied $500,000 of accrued expenses due to a vendor by issuing $500,000 of twelve month, 10% interest, convertible debentures. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $360,000 will be amortized over the life of the debenture through a charge to interest expense.

          The Company incurred $671,278 in 2007 in deferred issuance costs relating to the issuance of the convertible notes.

          At December 31, 2007, the unamortized balance of the beneficial conversion features was $2,042,667, the unamortized balance of the warrant discounts was $902,958, and the unamortized balance of deferred issuance costs was $648,485.

          The Company issued $985,000 in twelve month, 10% interest, senior secured convertible notes to ten private investors during the first six months of 2008. The Company issued $250,000 of the $985,000 convertible notes to its non-executive Chairman. Each of the investors have represented in writing that they are accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing (as defined below) the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. In connection with the sale of $985,000 of convertible notes the Company issued 98,500 warrants which are exercisable at any time prior to expiration at a strike price equal to the strike price per share for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 consecutive trading days prior to the expire date per share.

          The warrants had a fair value of $118,511 on the commitment date and were treated as a discount on the debentures. The fair value of the warrants was determined by using the Black-Scholes model assuming an exercise price of $0.85, a risk free interest rate of 5%, volatility ranging from 165% to 168% and an expected life equal to the contractual life of the warrants.

          The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount totaled $359,000 and was to be amortized as interest expense over the life of the debentures.

          In connection with the issuance of the $985,000 inconvertible notes, the Company issued 48,665 warrants to purchase its common stock to a financial advisor. The warrants had a fair value of $45,435 on the commitment date and were treated as a deferred issuance cost to be amortized to expense over the life of the debentures. The fair value of the warrants was determined by using the Black-Scholes model assuming an exercise price of $0.85, a risk free interest rate of 5%, volatility ranging from 152% to 168% and an expected life equal to the contractual life of the warrants.

          The warrants have a five year maturity date from the date of the debenture issuance. The term “Qualified Financing” is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof (the “Securities”) generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

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

          The Company entered into a Securities Amendment and Purchase Agreement dated December 23, 2008 (the “Agreement”) pursuant to which certain holders (the “Holders”) of certain senior secured promissory notes (the “Notes”) previously issued by the Company agreed to amend the Notes (“Amended Notes”) to provide for the extension of the maturity date. The Amended Notes shall mature on either (a) the earlier of (x) May 31, 2009, or (y) the closing date of a Qualifying Transaction; (b) in the event no Markman Group Transaction (as such term is defined in the Agreement) closes by the earliest maturity date currently in effect of any of the Markman Group Notes, then the New Maturity Date shall mean the same date as such earliest maturity date of any of the Markman Group Notes; or (c) in the event no Qualifying Transaction closes by May 31, 2009, then the New Maturity Date shall mean May 30, 2010, subject to the terms of the Agreement. The Agreement further provided that payment of the Amended Notes shall be secured by a first ranking security interest over all assets of the Company and its subsidiaries. The Amended Notes shall carry compounding interest of 1% per month (the “Interest”). Interest shall be payable at the New Maturity Date of the Amended Notes.

          The Agreement also provided that in the event that a Qualifying Transaction does not close by May 31, 2009, at any time after such date, the Holders may convert their Amended Notes plus accrued interest into the Company’s common stock at a conversion rate of $0.20 per share. The Amended Notes also provided for 100% warrant coverage of the face value of the Amended Notes, plus Interest, exercisable at $0.30 per share (the “Warrants”). The Warrants shall be exercisable after May 31, 2009 (in the event a Qualifying Transaction does not close) for a period of five years. The Company shall endeavor to seek shareholder approval for an increase in its authorized shares of common stock, sufficient to permit the exercise of the Warrants.

          Further, pursuant to certain provisions in the Agreement, the Company and all of its subsidiaries also entered into a Guarantee and Amended and Restated Security Agreement dated December 23, 2008 (the “Guarantee and Security Agreement”) wherein the Company and all of its subsidiaries guaranteed the payment of the Amended Notes, subject to certain conditions set forth in the Guarantee and Security Agreement. The Company also agreed to register the common stock underlying the securities issued to the Holders under the Agreement.

          The Company had previously issued to the Noteholders certain secured convertible promissory notes in the aggregate principal amount of $7,999,765 as of December 22, 2008, plus accrued interest of $826,568, plus a balance on a previously held line of credit of $200,000, with a total obligation of $9,026,333 as of December 31, 2008. The Notes have an interest rate of 12% effective December 23, 2008.

          The Company also included warrants within the above transaction for rights to purchase an aggregate of 25,817,057 shares of Common Stock of the Company at $0.30 per share. The warrants had a fair value of $1,679,544 on the commitment date, each warrant option having a value of $0.13 per share and a probability of vesting of 50%. The fair value of the warrants was determined by using the Black-Scholes model assuming an stock price of $0.20, a risk free interest rate of 1.53%, volatility of 89% and an expected life of 5.44 years, which is equal to the contractual life of the warrants.

          Based upon the above fair value of the warrants as a percentage of the sum of total value of debt issued with the warrants plus the fair value of the warrants, the beneficial conversion discount was calculated to be $1,380,237 and is included within the accompanying consolidated statements of changes in stockholders’ equity (deficit) as of December 31, 2008. In addition, the fair value of the warrants recorded by the Company was calculated to be $1,380,237 and is included within the accompanying consolidated statements of changes in stockholders’ equity (deficit) as of December 31, 2008. This is in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”.

          At December 31, 2008, the unamortized balance of the beneficial conversion features was $1,346,625 and the unamortized balance of the warrant discounts was $1,360,634. Amortization related to the discounts for the beneficial conversion features and warrants totaled $2,435,279 and $1,041,070 for the year ended December 2008, respectively.

          Due to the characteristics of the convertible features within the instruments of the above recapitalization, the Company may require the Board of Directors to authorize another issuance of common shares subsequent to December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

          Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited financial statements for the years ended December 31, 2008 and 2007, contained elsewhere in this Annual Report on Form 10-K.

OVERVIEW

          HC Innovations, Inc. (the “Company”, “We”, “Us”, or “Our”) is a holding company incorporated in Delaware that, through its subsidiaries, provides specialty care management products and services.

          Our wholly owned subsidiary and operating company is Enhanced Care Initiatives, Inc. (“ECI”). ECI is a specialty care Management Company comprised of several divisions each with a specific focus and intervention. Our mission is to identify subgroups of people with high costs and disability and to create and implement systems that improve their health, resulting in dramatic reductions in the cost of their care. As a specialty care Management Company, we bring to our clients the ability to impact the health and cost of their sickest, costliest subsets of patients. We combine our proprietary state of the art information systems with highly trained nurses and nurse practitioners. We provide intense, hands-on involvement with call center backup and biometric monitoring. We connect care around the patient and around the clock, providing care support if the patient requires hospitalization or rehabilitation in a nursing home — always working to bring the patient safely home. We connect directly with the patient’s physician by going with the patient to doctor visits. The applications for our unique systems are numerous, complex populations that require complex solutions. We combine best practices, state of the art Electronic Health Record (EHR), communication tools, calls center support and biometrics, with community-based, hands-on, high-touch care.

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

          Management believes that these investments in building the management infrastructure and systems is critical, both to ensure effective execution of its business model(s) in each market area, and to sustain high levels of revenue growth and margin enhancement over time. Management believes its model for Easy Care is scalable however there are significant start-up costs associated with scaling to new markets and there can be no assurance that the Company will be successful in securing new contracts and growing these new markets profitably.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Revenues

          For the twelve months ended December 31, 2008, net revenue was $27,883,239, representing an increase of $15,002,516 or 116% as compared to the net revenue of $12,880,723 for the twelve months ended December 31, 2007. The increase is a result of growth from existing operations in the amount of $12,416,766 or 130% as compared to the twelve months of 2007 as well as $2,585,750 of revenue from new operations in the twelve months of 2008.

          During the twelve months of 2008, there was no new NP Care revenue generated from existing operations. Also during 2008, new Easy Care operations generated $1,108,200 in revenue. In addition, the Company entered into a DOQ Care Demonstration Project, which generated $1,477,550 in revenue.

Cost of Net Revenue and Gross Profit

          For the twelve-months ended December 31, 2008 cost of net services was $18,403,810 which represents an increase of $5,923,402 or 47% as compared to the cost of net services of $12,480,408 for the twelve months ended December 31, 2007. For the twelve months ended December 31, 2008 gross profit was $9,479,429, 34% of net revenues, which represents an increase of $9,079,114 (2,268%) as compared to the gross profit of $400,315, 3% of net revenue, for the twelve-months ended December 31, 2007.

Selling, General and Administrative Expenses (“SG&A Expenses”)

          SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the twelve-months ended December 31, 2008 total SG&A Expenses were $18,242,444 representing an increase of $8,073,070 (79%) as compared to the total SG&A Expenses of $10,169,374 for the twelve-months ended December 31, 2007.

          Included within SG&A Expenses as of December 31, 2008 is a $1,352,446 impairment charge for internally developed software related to the NP Care Program that was deemed to be impaired.

Depreciation and Amortization

          Depreciation and amortization expense are calculated using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements over the remaining term of the related lease, whichever is shorter. For the twelve months ended December 31, 2008 depreciation and amortization expense included in operating expenses was $557,714 representing an increase of $96,826 (21%) as compared to the total depreciation and amortization expense of $460,888 for the twelve-months ended December 31, 2007.

Income (Loss) from operations

          For the twelve months ended December 31, 2008 we incurred a loss from operations of ($9,320,729) representing a decrease of $909,218, or 9%, compared to ($10,229,947) for the twelve-months ended December 31, 2007. These changes are a result of factors mentioned above as well as the improvement of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

Income Tax Expense

          The Company has incurred significant net operating losses (NOLs) since inception. At December 31, 2008, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $22.6 million, which is available to offset future federal taxable income, if any, ratably through 2027. These NOLs are subject to review by federal and state tax authorities. Any significant change in ownership, as defined in Section 382 of the Internal Revenue Code, may result in limitation on the amount of net operating loss which could be utilized in a single year.

PLAN OF OPERATIONS - EASY CARE

Primary Strategy

          Our primary strategy consists of the following:

          1. MANAGED MEDICARE MARKET - Currently over five million enrolled — 150,000 Easy Care(SM) eligible. We are focusing on small to medium sized Medicare Advantage programs with Medicare enrollment between 10,000 and 60,000. These plans are independent and not part of large networks; they are growing their Medicare membership, and are less likely to have their own specialty care management programs. Most of these plans are well established, though some are relatively new to Medicare. We believe we are well positioned to grow with the enrollment of these companies.

(SOURCE OF ABOVE DATA: http://www.cms.hhs.gov/ CENTERS FOR MEDICARE & MEDICAID SERVICES (CMS), U.S. DEPARTMENT OF HEALTH & HUMAN SERVICES)

CURRENT DIRECT CONTRACT

CONTRACT	LOCATION	ENROLLED EASY CARE

Alere	MA	400 at 12/31/08

HealthSpring	TN	1,256 at 12/31/08

HealthSpring	TX	125 at 12/31/08

HealthSpring	AL	520 at 12/31/08

Health Insurance Plan of New York	NY	3,499 at 12/31/08

Amerigroup	TX	225 at 12/31/08

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

DSM COMPANY	LOCATION	COMMENT

McKesson	IL	1,151 at 12/31/08

HealthSpring	TN	126 at 12/31/08

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

PLAN OF OPERATIONS - NP CARE

Financial Engine

NP Care’s revenue streams include four channels:

•	Fee-for-Service — our nurse practitioners are paid on an event basis in all of our current nursing homes.

•	Special Services — Resident Risk Assessments, Employee Physicals, Nursing Home-based Educational programs are available on a service-based fee schedule.

•	Medicare Advantage SNPs — We have entered into a contractual relationship with HealthSpring in Nashville, Tennessee.

•

MCKESSON - we have a partnership agreement in place and are working with their Disease Management Division on specific opportunities. A Contract was signed in March, 2007 for State of Illinois Medicaid patients in long term care facilities.

          During 2008 the Company exited certain markets that were not aligned with its long-term strategic growth. As of December 31, 2008, the Company continues to evaluate the NP Care operations and markets that it operates.

LIQUIDITY AND CAPITAL RESOURCES

          We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible debentures and cash flows from operations. At December 31, 2008 and 2007, we had approximately $0.4 million and $3.4 million, respectively, in cash and cash equivalents. Operating activities for the twelve-months ended December 31, 2008 used $3.8 million, representing a decrease of $5.8 million (60%) when compared to the cash used in operating activities of $9.6 million for the twelve-months ended December 31, 2007. This change is primarily due to the increased revenues associated with new contracts and business development.

          During 2004, the Company entered into agreements with banks to establish line of credit facilities to finance the on-going operations of the Company. As of December 2008 and 2007, the total amounts outstanding on the lines of credit were $0 and $200,000, respectively.

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

          In connection with the June Offering, we issued, in March 2007, approximately 1,708,000 shares of our common stock as a result of the conversion of the June Offering Convertible Debentures. As provided in those Debentures, the holders were entitled to convert the principal amount of the Debenture in the event that we became a fully reporting company. As indicated in this Form 10-K, we became a fully reporting company on February 13, 2007 and, accordingly, the June Offering investors converted their Debentures. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

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

          During 2007, the Company sold to four private investors a total of 1,666,667 shares of restricted common stock for aggregate net proceeds of $5,000,000. Additionally, the Company issued warrants to purchase 833,333 shares of common stock at a strike price of $4.00 to these same investors, the warrants are exercisable for a period of four (4) years. The investors represented in writing that they were “accredited investors” and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

          During October of 2007, the Company sold to one private investor a total of 250,000 shares of restricted common stock for aggregate net proceeds of $500,000. The investor represented in writing that it was an “accredited investor” and acquired the securities for its own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or the availability of an exemption from the registration requirements of the Securities Act.

          In addition to the sale of restricted stock to the above mentioned investor, the Company entered into a one-year consulting agreement with this investor. As compensation for the services to be rendered the Company agreed to, and has, issued 133,000 shares of restricted common stock.

          During 2007, the Company also issued to five private investors approximately $6.4 million of twelve month, 10% interest, senior secured convertible debentures. Of this amount, approximately $1.4 million of the convertible debentures were issued as a result of four of the investors converting previously issued promissory notes. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3 million of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the note holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. Additionally, and in connection with the issuance of these convertible debentures, the Company issued 636,477 warrants to the five private investors which are exercisable at any time prior to expiry at a strike price equal to the strike price for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 trading days prior to the expire date per share. The Warrants have a five year maturity date from the date of the note issuance. The term “Qualified Financing” is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

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

          As of December 31, 2008 and 2007, obligations to Dr. Chess and his brothers entered into from 2006 to 2008 had amounts due of $388,097 and $235,000, respectively.

          During 2008, the Company sold an additional $425,000, of which $250,000 was sold to the Chairman of the Company, under terms identical to those outlined above relating to the $6.4 million convertible debentures sold during the fourth quarter of 2007.

          During 2008, the Company received $250,000 upon the sale of 500,000 shares of common stock, along with warrants to purchase 500,000 shares of common stock in a private placement to one investor. For each dollar invested the investors received two shares of common stock together with a warrant to purchase two shares of common stock. The warrants mature in five years and were issued with a strike price of $0.50. These investors had an opportunity to ask questions and receive answers from our executive officers and were provided with access to our documents and records in order to verify the information provided.

          During 2008, the Company issued 15,000, 250,000 and 20,000 shares to consultants for services rendered. The share values on the dates of issuance were $1.25, $0.36 and $0.45, respectively.

          The Company issued approximately $985,000 in twelve month, 10% interest, senior secured convertible notes to nine private investors during 2007 and the first six months of 2008, respectively. The company also issued $800,000 in twelve month, 10% interest, unsecured convertible notes to two investors and one vendor (who converted $500,000 of payables) in 2007. The Company issued $250,000 of the $985,000 convertible notes to its non-executive Chairman. Each of the investors have represented in writing that they are accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% (75% for $3.15 million worth of the notes) of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing (as defined below) the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount (25% for $3.15 million worth of the notes) of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. In connection with the sale of $6.5 million and $985,000 of convertible notes in 2007 and 2008 the Company issued 636,477 and 98,500 warrants, respectively, which are exercisable at any time prior to expiration at a strike price equal to the strike price per share for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 consecutive trading days prior to the expire date per share. No convertible notes were issued in the third quarter of 2008.

          The Warrants have a five year maturity date from the date of the debenture issuance. The term “Qualified Financing” is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof (the “Securities”) generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

          The convertible notes issued during 2007 and 2008 contained beneficial conversion discounts totaling $2,166,000 and $359,000, respectively, because the value allocated to the notes on a relative basis were less than the fair value of the Company’s common stock. The Company valued the warrants issued during 2007 at $979,147 and allocated $5,385,618 to the notes that were issued with warrants. The fair value of the warrants were determined by using the Black-Scholes model assuming an exercise price of $0.85, risk free interest rate of 5%, volatilities ranging from 152% to 168%, and a term of five years, which is equal to the contractual life of the warrants. The discount related to the fair value of the warrants and the beneficial conversion discounts are being amortized over the term of the notes through a charge to interest expense. The convertible notes totaling $7,014,765 at December 31, 2007 are reflected in the consolidated balance sheets net of the unamortized portion of the discounts and warrants of the beneficial conversion discount.

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

          The Company incurred $671,278 in 2007 in deferred issuance costs relating to the issuance of the convertible notes.

          At December 31, 2007, the unamortized balance of the beneficial conversion features was $2,042,667, the unamortized balance of the warrant discounts was $902,958, and the unamortized balance of deferred issuance costs was $648,485.

          The Company entered into a Securities Amendment and Purchase Agreement dated December 23, 2008 (the “Agreement”) pursuant to which certain holders (the “Holders”) of certain senior secured promissory notes (the “Notes”) previously issued by the Company agreed to amend the Notes (“Amended Notes”) to provide for the extension of the maturity date. The Amended Notes shall mature on either (a) the earlier of (x) May 31, 2009, or (y) the closing date of a Qualifying Transaction; (b) in the event no Markman Group Transaction (as such term is defined in the Agreement) closes by the earliest maturity date currently in effect of any of the Markman Group Notes, then the New Maturity Date shall mean the same date as such earliest maturity date of any of the Markman Group Notes; or (c) in the event no Qualifying Transaction closes by May 31, 2009, then the New Maturity Date shall mean May 30, 2010, subject to the terms of the Agreement. The Agreement further provided that payment of the Amended Notes shall be secured by a first ranking security interest over all assets of the Company and its subsidiaries. The Amended Notes shall carry compounding interest of 1% per month (the “Interest”). Interest shall be payable at the New Maturity Date of the Amended Notes.

          The Agreement also provided that in the event that a Qualifying Transaction does not close by May 31, 2009, at any time after such date, the Holders may convert their Amended Notes plus accrued interest into the Company’s common stock at a conversion rate of $0.20 per share. The Amended Notes also provided for 100% warrant coverage of the face value of the Amended Notes, plus Interest, exercisable at $0.30 per share (the “Warrants”). The Warrants shall be exercisable after May 31, 2009 (in the event a Qualifying Transaction does not close) for a period of five years. The Company shall endeavor to seek shareholder approval for an increase in its authorized shares of common stock, sufficient to permit the exercise of the Warrants.

          Further, pursuant to certain provisions in the Agreement, the Company and all of its subsidiaries also entered into a Guarantee and Amended and Restated Security Agreement dated December 23, 2008 (the “Guarantee and Security Agreement”) wherein the Company and all of its subsidiaries guaranteed the payment of the Amended Notes, subject to certain conditions set forth in the Guarantee and Security Agreement. The Company also agreed to register the common stock underlying the securities issued to the Holders under the Agreement.

          The Company had previously issued to the Noteholders certain secured convertible promissory notes in the aggregate principal amount of $7,999,765 as of December 22, 2008, plus accrued interest of $826,565, plus a balance on a previously held line of credit of $200,933, with a total obligation of $9,027,262 as of December 31, 2008. The Notes have an interest rate of 12% effective December 23, 2008.

          The Company also included warrants within the above transaction for rights to purchase an aggregate of 25,817,057 shares of Common Stock of the Company at $0.30 per share. The warrants had a fair value of $1,679,544 on the commitment date, each warrant option having a value of $0.13 per share and a probability of vesting of 50%. The fair value of the warrants was determined by using the Black-Scholes model assuming an stock price of $0.20, a risk free interest rate of 1.53%, volatility of 89% and an expected life of 5.44 years, which is equal to the contractual life of the warrants.

          Based upon the above fair value of the warrants as a percentage of the sum of total value of debt issued with the warrants plus the fair value of the warrants, the beneficial conversion discount was calculated to be $1,380,237 and is included within the accompanying consolidated statement of changes in stockholders’ equity (deficit) as of December 31, 2008. In addition, the fair value of the warrants recorded by the Company was calculated to be $1,380,237 and is included within the accompanying consolidated statement of changes in stockholders’ equity (deficit) as of December 31, 2008. This is in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”.

          At December 31, 2008, the unamortized balance of the beneficial conversion features was $1,346,625 and the unamortized balance of the warrant discounts was $1,360,634. There was no unamortized balance related to deferred issuance costs.

          Due to the characteristics of the convertible features within the instruments of the above recapitalization, the Company may require the Board of Directors to authorize another level of common shares subsequent to December 31, 2008.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

          The Company has expended significant amounts for the development of software for internal use. During 2008 and 2007, the Company expended $230,976 and $1,126,508, respectively for capitalized software costs. The Company used one vendor to develop this software.

          During the fourth quarter of 2008, the Company took an impairment charge of $1,352,446 for a NP Care business asset that was not considered to have any significant future economic benefit, and this expense is included within SG&A Expense in the accompanying statements of operations as of December 31, 2008.

ACCOUNTS RECEIVABLE

          As of December 31, 2008 and 2007, the Company’s accounts receivable aging by major payers was as follows:

December 31, 2008

	0- 30	31 - 60	61 - 90	> 90	Total

MEDICARE	$292,101	$18,145	$0	$0	$310,246
MEDICAID/STATE WELFARE	9,648	2,394	0	0	12,042
BLUE CROSS/BLUE SHIELD	15,686	3,572	0	0	19,258
HEALTH NET	13,859	3,763	0	0	17,622
OTHER PRIVATE	1,974,095	494,495	84,540	12,337	2,565,467

	$2,305,389	$522,369	$84,540	$12,337	$2,924,635

December 31, 2007

	0- 30	31 - 60	61 - 90	> 90	Total

MEDICARE	$381,268	$95,460	$76,711	$190,782	$744,221
MEDICAID/STATE WELFARE	11,842	9,917	10,898	49,387	82,044
BLUE CROSS/BLUE SHIELD	33,267	19,154	18,040	59,626	130,088
HEALTH NET	5,779	1,766	1,193	5,320	14,058
OTHER PRIVATE	1,055,844	87,374	62,563	39,867	1,245,648

	$1,488,000	$213,672	$169,406	$344,981	$2,216,059

          Receivables recorded at December 31, 2008 consist primarily of fees for services to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by a third party billing company responsible for collecting amounts due.

          A significant portion of the Company’s fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in the Company’s consolidated financial statements for year ended December 31, 2008 is recorded at the amount ultimately expected to be received from these payers. For the year ended December 31, 2008 there were $5,315,186 recorded as contractual allowances.

          Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management’s expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. During the third quarter of 2008 the Company took a charge related to 2007 and 2008 fee-for-services receivables which totaled approximately $540,000. There were no other charges for uncollectible receivables during 2007 or 2008.

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

          The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of December 31, 2008 are as follows:

Years Ending December 31,

2009	$502,365

2010	335,368

2011	98,859

2012	58,908

2013	50,190

Total minimum lease payments	$1,045,690

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

          The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for the years ended December 31, 2008 and 2007. Further, the Company does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2008 contractual allowance amounts from Medicare, Medicaid and other third-party payors to be significant to its future operating results and consolidated financial position.

          Revenues from capitated contracts are recorded monthly based on the number of members covered under each capitated contract per month. In October of 2007, the Company entered into new capitated contracts with HealthSpring to provide services under the Easy Care Program that contains a 25% at risk component. The at risk component is based upon the Company achieving certain performance criteria on an annual basis. As of December 31, 2008, the Company had insufficient data from which to determine if those performance criteria will be met and if that revenue component will be realized. The Company will realize this revenue in 2009 when, and if, the amount is both determinable and reasonably assured and is no longer subject to refund. Accordingly, the Company has deferred approximately $13,000 of revenue as of December 31, 2008 associated with the HealthSpring contracts. In February of 2007, the Company entered into a capitated contract with McKesson Health Solutions under the NP Care program to provide care management services to McKesson enrollees that contains a 20% at risk component. The at risk component is based on the Company providing to McKesson a return on investment of 2:1 for the first year of service. As of December 31, 2008, the Company was unable to determine the return on investment, and accordingly, deferred approximately $242,000 of revenue as of December 31, 2008. The Company will realize this revenue in 2009 when, and if, the amount is both determinable and reasonably assured and is no longer subject to refund. In addition, the Company deferred $776,876 related to the DOQ Care program as funds were received for services to be performed in the first quarter of 2009 at which time the revenue will be recognized.

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

          During the fourth quarter of 2008, the Company took a charge of $1,352,446 for a NP Care business asset that was not considered to have any significant future economic benefit, and this expense is included within selling, general and administrative expenses in the accompanying statements of operations as of December 31, 2008.

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

          Other long-lived assets, such as identifiable intangible assets, are amortized over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the assets may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the assets’ carrying cost over its fair value. As described above, there is inherent subjectivity involved in estimating future cash flows, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result we may be required to recognize impairment charges in the future. No such impairments were identified in 2008 and 2007.

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

          The useful lives for all of the fixed asset categories range from 3 to 5 years.

STOCK-BASED TRANSACTIONS

          The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) to all share based payment awards made to employees and directors. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the holders’ requisite service period (generally the vesting period of the equity award). The Company has expensed its share-based compensation for share based payments under the ratable method, which treats each vesting tranche as if it were an individual grant.

          The Company periodically grants stock options for a fixed number of shares of common stock to its employees and directors. Stock options are granted with an exercise price greater than or equal to the fair market value of the Company’s common stock at the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the expected annual dividend yield.

          The Company recognizes stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. The Company’s estimate of annual forfeiture rates were approximately 7%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

          The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception through 2008 remain open to examination by the I.R.S. and state authorities.

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

ACCOUNTING STANDARDS NOT YET ADOPTED

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at fair value on the acquisition-date, with limited exceptions. SFAS 141R changes the accounting treatment and disclosure requirements for certain items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuances costs are to be recognized as an expense in the period that the costs are incurred and the services are received. Currently, these costs are included as part of the purchase price and allocated to the assets required. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management has not yet completed its evaluation of the potential effect of the adoption of SFAS 160 on the Company’s consolidated financial position, results of operations and cash flows.

RECENTLY ADOPTED ACCOUNTING STANDARDS

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in goodwill impairment tests and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on recurring bases effective January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in operations. SFAS 159 was effective for the Company beginning in the first quarter of 2008. The Company has not elected to fair value any eligible items throughout 2008. Therefore, the adoption of SFAS 159 did not affect the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

          See the F-Pages contained herein, which include our audited consolidated financial statements. The information required by this item is contained in the consolidated financial statements set forth in Item 15(a) under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.

          Management’s conclusion is based on, among other things, the audit adjustments recorded for fiscal years 2007 and 2006 and the restatement of the Form 10-Q for the period ending March 31, 2008 relating to errors in accounting for stock-based compensation.

          As of December 31, 2008, there were insufficient resources within the Company’s accounting and finance department resulting in an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures. Due to the pervasive effect of the lack of resources, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

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

1.

On February 18, 2008, the Company obtained additional accounting and finance staff with the requisite experience and training to provide additional resources for internal preparation and review of financial reports. Additionally, the Company engaged the services of an outside firm to assist in the review of our financial reporting and complex accounting transactions.

2.

On March 21, 2008, HC Innovations, Inc. (the “Company”) appointed four new members to its Board of Directors, bringing the total number of Directors to five. The Company appointed Mr. James Bigl, who was appointed as the Chairman of the Board, Mr. Richard Rakowski, Mr. Orlo L. Dietrich and Mr. Jeffrey L. Zwicker, the Company’s former Chief Financial Officer and former Chief Operating Officer. Effective May 30, 2008 and September 9, 2008, Mr. Richard Rakowski and Mr. James Bigl resigned from the Board of Directors, respectively. On February 4, 2009, the Company appointed Mr. Richard E. DeLater and Mr. Kenneth D. Lamé as members of the Board.

3.	In October and December of 2008, the Company hired a full time Chief Financial Officer and a Corporate Controller, respectively.

4.	Developed procedures to implement a formal monthly closing calendar and process and hold monthly review meetings to review results of operations as compared to monthly plans.

5.	Established a detailed timeline for review and completion of financial reports to be included in our future filings Forms 10-Q and 10-K.

Limitations on the Effectiveness of Controls

          Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

          Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria as indicated above and remediation plans have been put in place.

          This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCES.

          The following table sets forth certain information concerning each of the Company’s directors and executive officers:

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

NAME	AGE	POSITION

Kenneth D. Lamé	67	Chairman of the Board and Acting Chief Executive Officer

Tina Bartelmay	48	President and Chief Operating Officer

R. Scott Walker	38	Chief Financial Officer

Brett Cohen	36	Executive Vice-President, Operations

David Chess, M.D.	55	Chief Medical Officer and Director

Jeffrey L. Zwicker	65	Director

Orlo L. Dietrich	62	Director

Richard E. DeLater	58	Director

          Listed below is certain information concerning our directors and executive officers. Each of our executive officers is a full time employee of ours.

          KENNETH D. LAMÉ, appointed in February 2009 as Chairman of the Board and Acting Chief Executive Officer and, has been, from 1997 to present, an Investment Partner for Pacific Aerie Holdings, LLC, and the Managing Partner for Lamé Investments. From 1997 until October, 2008, Mr. Lamé was a Managing Partner and Chairman of the Board for HealthCare Insight, LLC (“HealthCare”), a healthcare fraud detection company he founded in 1997.

          TINA BARTELMAY, formerly Executive Vice President and Chief Marketing Officer was appointed to President and Chief Operating Officer in February 2009. Tina brings more than twenty four years of diverse industry experience, including 15 years of sales, consulting and operations leadership in several care and disease management companies. Prior to joining ECI in March 2008, Tina was the Vice President of Employer Solutions for OptumHealth, a UnitedHealth Group company, where she led a world class team of sales and business development professionals. Previously, Tina served as the Vice President of Sales and Account Management for Avivia Health from Kaiser Permanente, Executive Vice President of Operations for CNA Health Partners and running her own consulting company. Tina has an MBA from Texas A&M University, and a BS in Allied Health Professions from Ohio State University.

          R. SCOTT WALKER, Chief Financial Officer, has fifteen years of experience within the financial services and insurance industry. From 2007 until October 2008, Mr. Walker served as the Chief Financial Officer of National Accounts and Business Alliances for Aetna, Inc., an insurance and employee benefits company. From 2000 to 2007, Mr. Walker held several positions, including Vice President, Controller and Chief Accounting Officer, and Director and Financial Controller at Uniprise (a UnitedHealth Group Company), a health benefit delivery and service solutions company. Mr. Walker received his B.A. from Saint Michael’s College in Colchester, Vermont and is a member of the American Institute of Certified Public Accountants and the Connecticut Society of Certified Public Accounts.

          BRETT COHEN, Executive Vice-President, Operations, brings more than fifteen years of healthcare leadership to ECI. He has held several management positions at UnitedHealth Group, most recently as the Senior Director of Operations and Finance for the New England region of Evercare 2004-2007. Mr. Cohen also served as Vice President of Business Development and Clinical Research Administration for Clinical Research Consultants 1998-2002 and as a management consultant with APM/CSC Healthcare 1995-1998. Mr. Cohen has sat on several boards including Big Brothers/Big Sisters of Southwestern Connecticut, Clinical Research Consultants, Inc. and Previva, Inc. Mr. Cohen has a BA in Psychology from Yale University and an MBA in Finance and Healthcare Management from the Wharton School at The University of Pennsylvania.

          DAVID CHESS, M.D., Founder, Vice Chairman and Chief Medical Officer is a Geriatrician, Internist and Entrepreneur. Dr. Chess a practicing Internist and Geriatrician till recently has over 25 experience years building health care companies. Dr. Chess has built and run large medical groups. Was VP of Medical Services for the Hewitt Organization from 1998 to 2002 a 500 bed long term care company. David also serves as President of Project Patient Care (PPC), a non-profit 501(c) 3 patient advocacy organization he founded in January 2000. Dr. Chess has several publications on the impact of system changes on patient care outcomes. David graduated from Creighton University School of Medicine and is currently an Assistant professor of Medicine at Yale University School of Medicine.

          JEFFREY L. ZWICKER, was appointed as a Director in March 2008. Mr. Zwicker was our Chief Financial Officer and Chief Operating Office from May 2005 until his retirement in December 2007. Mr. Zwicker has over 35 years of business management experience. From September 2001 until joining the Company, Mr. Zwicker was an independent consultant. Mr. Zwicker served as CFO/COO and ultimately President & CEO and a Director of DeLuca, Inc. (Subsidiary of Perdue Farms, Inc) from April 1993 to August 2001. Prior to his positions with DeLuca, Inc. he served as President/COO and CFO of several early to middle stage, micro and small cap health care, manufacturing, retailing and distribution companies. He holds a Bachelor of Science in Accounting from Quinnipiac University.

          ORLO L. DIETRICH was appointed as a Director in March 2008. Following five years as a pilot in the United States Marine Corps, Mr. Dietrich joined Baxter Healthcare Corporation in 1974. During his eleven years with Baxter, Mr. Dietrich developed and implemented a workers’ compensation management program, developed and taught labor relations training programs to all domestic manufacturing facilities, and developed and implemented a community-based managed care program for Baxter’s domestic manufacturing facilities which replaced the existing employee benefits program. Mr. Dietrich left Baxter in 1985 to start his own company, Burgett & Dietrich (B&D). From 1985 until 1992, B&D developed and managed 140 managed care networks in 33 states for over 100 clients including 45 Fortune 500 companies, developed a third party administration (TPA) designed to function in a managed care environment, a medical management function, a workers’ compensation subsidiary, and a data integration/data warehouse function designed to support the managed care initiatives. In 1992, Mr. Dietrich merged his Company with CoreSource, a national TPA and workers’ compensation Company with 24 offices and 1,500 employees and served as the Chief Operating Officer. In 1995, Mr. Dietrich was instrumental in retracting his original company from CoreSource and selling it to CNA Insurance Company. He served as the President and CEO until 1998. Since 1998, Mr. Dietrich has been involved in numerous small companies in a variety of roles including investor, board member, or advisor. Mr. Dietrich holds a BA degree from the University of Arkansas.

          RICHARD E. DeLATER, appointed a Director in February 2009, is the founder of DeLater & Company (“DeLater”). Since founding DeLater in 1994, Mr. DeLater has served as its Principal in Charge, directing its real estate development, asset management, and various investment and brokerage services. Mr. DeLater has overseen capital investment into several private and public companies, including the acquisition in 1998 of the Florida assets of Danis Properties Company, Inc. (“Danis”) that formerly managed $125 million in real property assets. The Danis acquisition led to the formation of Welwyn Management Company (“Welwyn”), a property investment and operations management company which currently oversees the DeLater portfolio of investments. Mr. DeLater received a Business Administration Bachelor’s Degree in Economics from Miami University in 1974.

          There are no familiar relationships among the various members of the Company’s Board.

Section 16(a) Beneficial Ownership Reporting Compliance

          Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2008, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

          The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last two years to the Company by its Chief Executive Officer and to each of the Company’s other three executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Chess, Chief
Executive Officer and	2008	100,000						200,000	300,000
Chairman of the Board	2007	100,000	N/A	N/A	N/A	N/A	N/A	200,000	300,000

Tina Bartelmay, Executive
Vice President and Chief	2008	164,423						2,077	166,500
Marketing Officer	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

R. Scott Walker, Chief	2008	38,942			45,069			N/A	84,011
Financial Officer	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Brett Cohen, Executive
Vice-President of Operations	2008	161,538						3,105	164,643
Operations	2007	85,000	N/A	N/A	N/A	N/A	N/A	N/A	85,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth as of March 26, 2009, the name and number of shares of the Company’s common stock, par value $0.001 per share, held of record by (i) each of the three highest paid persons who are officers and directors of the Company, (ii) beneficial owners of 5% or more of our common stock; and (iii) all the officers and directors as a group. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

STOCKHOLDERS’ NAME AND ADDRESS*	SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OWNERSHIP (1)

Dr. DAVID CHESS	10,095,822	25.4%
RUBIN FAMILY IRREVOCABLE STOCK TRUST	7,915,590	19.9%
HEBRIDES LP	3,200,000	8.1%
VINCENT PENRY	2,386,022	6.0%
JEFFREY L ZWICKER	1,000,130	2.5%

Officers and Directors as a group (Two persons)	11,095,952	27.9%

*	Each shareholder’s address is c/o HC Innovations, Inc., 10 Progress Drive, Suite 200, Shelton, Connecticut, 06484.

(1) Based on an aggregate of 39,713,128 shares (on a fully diluted basis) outstanding as of March 26, 2009.

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

          Based solely on our review of Forms 3, 4 and 5, and amendments thereto which have been furnished to us, we believe that during the year ended December 31, 2008, all of our officers, directors and beneficial owners of more than 10% of any class of equity securities, timely filed, reports required by Section 16(a) of the Exchange Act of 1934, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          The Company consolidates all controlled subsidiaries, which control is effectuated through ownership of voting common stock or by other means. In states where ECI is not permitted to directly own a medical operation due to prohibition against the corporate practice of medicine laws in those states, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, ECI conducts business through LLCs that it controls through Dr. Chess, our Chief Executive Officer, as the sole member, and it is these affiliated LLCs that employ Advanced Practice Nurse Practitioners (APRNs) who practice medicine. In such states, ECI generally enters into exclusive long-term management services agreements with the LLCs that operate the medical operations that restricts the member(s) of the affiliated LLCs from transferring their ownership interests in the affiliated LLCs and otherwise provides ECI or its designee with a controlling voting or financial interest in the affiliated LLCs and their operations. The underlying entities (LLCs), which are required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities”, would also be consolidated under the provisions of Emerging Issues Task Force (“EITF”) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements”. The LLCs have been determined to be variable interest entities due to the existence of a call option under which ECI has the ability to require the member(s) of all of the voting equity interests of the underlying LLCs to transfer their equity interests at any time to any person specified by ECI and vote the member(s) interests as ECI instructs. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders. In addition, the Company has an exclusive long-term management services agreement with each of the LLCs and the member(s) of the LLCs which allows the Company to direct all of the non-clinical activities of the LLCs, retain all of the economic benefits, and assume all of the risks associated with ownership of the LLCs. In this manner, the Company has all of the economic benefits and a risk associated with the LLCs, but has disproportionately few voting rights.

          As of December 31, 2008 and 2007, the Company had obligations to Dr. Chess and his brothers in the amounts of $388,097 and $235,000, respectively.

          Dr. Chess is presently drawing compensation from NP Care, LLC at the annual rate of $200,000 in the form of guaranteed payments.

          On December 20, 2007, the Company entered into a Separation Agreement (the “Agreement”) with Jeffrey L. Zwicker, a member of the Board of Directors, providing for Mr. Zwicker’s retirement as the Company’s Chief Financial Officer, effective December 31, 2007. Under the terms of the Agreement, Mr. Zwicker shall receive approximately $100,000, or one-half of his annual salary of $200,000, paid over twelve months from the effective date of the Agreement. In addition, the Company will continue to provide health and dental coverage for Mr. Zwicker. The agreement contains customary non-compete and confidentiality provisions. This obligation has been paid in full as of December 31, 2008.

          On January 15, 2008, Mr. James Bigl, former Chairman of the Board purchased Twelve-Month 10% Secured Convertible Notes in the principal face amount of $250,000 and a warrant for the purchase of 25,000 shares of common stock through the Company’s Fourth Quarter 2007 Offering. The Note provides a conversion feature allowing the note holder to convert the debt into common stock of the Company at an exchange rate equal to 70% of the average of the lowest bid prices for the Company’s common stock for 20 consecutive trading days immediately preceding the conversion date subject to a floor of $1.00.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          The following is a summary of the fees billed to us by CCR, LLP for professional services rendered for 2008 and 2007:

Fee Category	2008 Fees	2007 Fees

Audit Fees	$134,000	$169,600
Audit-Related Fees	$117,514	$22,405
Tax Fees	$—	$—
All Other Fees	$—	$—

Total Fees	$251,514	$192,005

          Audit Fees. Consists of fees and expenses incurred for professional services rendered for the audit of our annual consolidated financial statements and review of the interim consolidated financial statements included in our Form 10-K for December 31, 2008 and our Form 10-Q filing for interim reviews in 2008, and services that are normally provided by CCR, LLP in connection with statutory and regulatory filings or engagements, regardless of when the fees and expenses were billed.

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

ITEM 15. EXHIBITS.

(a) Financial Statements – The following consolidated Financial Statements of HC Innovations, Inc. and subsidiaries are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(b) Reports on Form 8-K

Three Reports on Form 8-K have been filed during the last quarter of the period covered by this report:

1.

October 21, 2008 - On October 6, 2008, the Company entered into an Employment Agreement with Scott Walker, pursuant to which Mr. Walker shall serve as the Company’s Chief Financial Officer, commencing on October 20, 2008.

2.

December 3, 2008 - The Company entered into a Binding Term Sheet dated November 26, 2008 pursuant to which certain holders of certain senior secured promissory notes (the “Notes”) agreed to extend the maturity of their Notes.

3.

December 31, 2008 - The Company entered into a Securities Amendment and Purchase Agreement dated December 23, 2008 pursuant to which certain holders of certain senior secured promissory notes (the “Notes”) previously issued by the Company agreed to amend the Notes to provide for the extension of the maturity date.

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

21	List of Subsidiaries.*

31.1	Certification of Chairman of the Board and Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* These documents are rendered as previously filed and incorporated by reference to the Company’s Form 10-K, as amended.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2009

By:

/s/ Kenneth Lamé

Kenneth Lamé
Chairman of the Board and Acting Chief Executive Officer

By:

/s/ R. Scott Walker

R. Scott Walker
Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Chess, MD	/s/ Orlo Dietrich

David Chess, Founder, Vice Chairman	Orlo Dietrich, Director
and Chief Medical Officer	March 26, 2009
March 26, 2009

/s/ Richard DeLater	/s/ Jeffrey L. Zwicker

Richard DeLater, Director	Jeffrey L. Zwicker, Director
March 26, 2009	March 26, 2009

HC INNOVATIONS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

          The Board of Directors and Shareholders of HC Innovations, Inc. and Subsidiaries

          We have audited the accompanying consolidated balance sheets of HC Innovations, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HC Innovations, Inc. and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has a working capital deficiency of approximately $9.6 million as of December 31, 2008, has had net losses of approximately $14.5 million and $10.7 million for the years ended December 31, 2008 and 2007, respectively, has an accumulated deficit of approximately $30.4 million as of December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ CCR LLP

Glastonbury, Connecticut
March 26, 2009

HC INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$393,982	$3,442,290
Accounts receivable, net	2,924,635	2,216,059
Prepaid expenses	99,825	546,027

Total current assets	3,418,442	6,204,376

Fixed assets, net	982,378	1,030,920
Capitalized software development costs, net	806,913	2,217,975
Deferred issuance costs, net	—	648,485
Other assets	81,753	80,782

Total assets	$5,289,486	$10,182,538

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Lines of credit	$—	$200,000
Current portion of notes payable	—	388,414
Current portion of capital lease obligations	283,655	284,943
Convertible debentures, net of discounts	6,319,074	4,069,140
Accounts payable	3,685,317	1,770,358
Accrued expenses	1,654,317	1,196,882
Deferred revenue	1,041,293	317,128

Total current liabilities	12,983,656	8,226,865

Notes payable, net of current portion	731,244	—
Capital lease obligations, net of current portion	275,022	530,717

Total liabilities	$13,989,922	$8,757,582

Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 5,000,000 shares authorized	—	—
Common stock, $.001 par value, 100,000,000 shares authorized	39,386	38,601
Stock subscriptions receivable	—	(21,671)
Additional paid-in capital	21,684,055	17,377,800
Deficit	(30,423,877)	(15,969,774)

Total stockholders’ (deficit) equity	(8,700,436)	1,424,956

Total liabilities and stockholders’ equity (deficit)	$5,289,486	$10,182,538

The accompanying notes are an integral part of these consolidated financial statements.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

Net revenues	$27,883,239	$12,880,723

Cost of services	18,403,810	12,480,408
Selling, general and administrative expenses	18,242,444	10,169,374
Depreciation and amortization	557,714	460,888

	37,203,968	23,110,670

Loss from operations	(9,320,729)	(10,229,947)

Other income (expense)
Interest income	—	61,838
Other income	—	200
Amortization – beneficial conversion feature, discount on warrants and deferred issuance costs	(4,248,588)	—
Interest expense	(884,786)	(554,901)

	(5,133,374)	(492,863)

Loss before provision for income taxes	(14,454,103)	(10,722,810)

Provision for income taxes	—	—

Net loss	$(14,454,103)	$(10,722,810)

Basic and diluted net loss per share	$(0.37)	$(0.29)

Weighted average common shares outstanding	38,759,941	36,976,232

The accompanying notes are an integral part of these consolidated financial statements.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2008 and 2007

	Common Stock		Paid-In Capital			Total Stockholders’ Equity (Deficit)
	Shares Issued	Amount		Subscriptions Receivable	Deficit

Balance, January 1, 2007	30,956,340	$30,956	$3,102,062	$(21,671)	$(5,246,964)	$(2,135,617)
Common stock and warrants issued in connection with private placement, net of issuance costs (Note 11)	1,350,000	1,350	1,168,650	—	—	1,170,000
Common stock and warrants issued in connection with exercise of warrants, net of issuance costs (Note 11)	950,000	950	1,056,643	—	—	1,057,593
Common stock issued in connection with conversion of debentures (Note 8)	1,708,000	1,708	1,706,277	—	—	1,707,985
Issuance of common stock	1,006,400	1,007	(1,007)	—	—	—
Issuance of warrants in connection with consulting services (Note 11)	—	—	331,940	—	—	331,940
Issuance of common stock in connection with consulting services (Note 11)	30,000	30	104,970	—	—	105,000
Common stock and warrants issued in connection with exercise of warrants, net of issuance costs (Note 11)	550,000	550	618,140	—	—	618,690
Common stock and warrants issued in connection with private placement, net of issuance costs (Note 11)	1,666,667	1,667	4,998,333	—	—	5,000,000
Common stock and warrants issued in connection with private placement, net of issuance costs (Note 11)	250,000	250	499,750	—	—	500,000
Issuance of common stock in connection with consulting services (Note 11)	133,000	133	365,617	—	—	365,750
Beneficial conversion discount (Note 8)	—	—	2,166,000	—	—	2,166,000
Issuance of warrants to advisor in connection with convertible debentures (Note 8)	—	—	281,279	—	—	281,279
Issuance of warrants to investors in connection with convertible debentures (Note 8)	—	—	979,147	—	—	979,147
Net loss	—	—	—	—	(10,722,810)	(10,722,810)

Balance, December 31, 2007	38,600,407	$38,601	$17,377,800	$(21,671)	$(15,969,774)	$1,424,956

Issuance of warrants in connection with consulting services (Note 11)	—	—	114,591	—	—	114,591
Issuance of common stock (Note 11)	285,000	285	117,465	—	—	117,750
Issuance of options to directors (Note 11)	—	—	421,364	—	—	421,364
Subscriptions receivable reversal	—	—	—	21,671	—	21,671
Issuance of common stock and warrants (Note 11)	500,000	500	249,500	—	—	250,000
Issuance of options to employees (Note 11)	—	—	112,452	—	—	112,452
Issuance of options in connection with consulting services (Note 11)	—	—	7,463	—	—	7,463
Issuance of warrants to advisor in connection with convertible debentures (Note 8)	—	—	45,435	—	—	45,435
Issuance of warrants issued for Senior Secured Note Holders (Note 8)	—	—	1,380,237	—	—	1,380,237
Beneficial conversion discount for Senior Secured Note Holders (Note 8)	—	—	1,380,237	—	—	1,380,237
Beneficial conversion discount (Note 8)	—	—	359,000	—	—	359,000
Issuance of warrants in connection with convertible debentures (Note 8)	—	—	118,511	—	—	118,511
Net loss	—	—	—	—	(14,454,103)	(14,454,103)

Balance, December 31, 2008	39,385,407	$39,386	$21,684,055	$—	$(30,423,877)	$(8,700,436)

The accompanying notes are an integral part of these consolidated financial statements.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(14,454,103)	$(10,722,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	557,714	460,888
Impairment of capitalized software development costs	1,352,446	—
Amortization of discount – convertible debentures	—	213,233
Amortization of discount – warrants	1,041,070	—
Amortization of beneficial conversion discount	2,435,279	123,333
Amortization of deferred issuance costs	772,237	—
Accrued interest – convertible debentures	826,568	—
Write off of subscription receivable	21,671	—
Stock-based compensation	533,816	—
Consulting services expense- common stock	117,750	196,438
Consulting services expense-warrants	114,591	331,940
Consulting services expense-options	7,463	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	(708,576)	(1,885,237)
Prepaid expenses	446,202	(129,441)
Other assets	(971)	(15,516)
Increase (decrease) in:
Accounts payable	1,914,959	272,142
Accrued expenses	457,437	1,342,728
Deferred revenue	724,165	241,187

Net cash used in operating activities	(3,840,282)	(9,571,115)

Cash flow from investing activities:
Purchases of fixed assets, net	(219,580)	(151,074)
Expenditures for capitalized software development costs	(230,976)	(1,126,508)

Net cash used in investing activities	(450,556)	(1,277,582)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	250,000	8,346,283
Proceeds from issuance of convertible debentures	1,185,000	5,000,000
Proceeds from notes payable	371,244	1,350,000
Payments on lines of credit	(200,000)	—
Payments on convertible debentures	—	(50,000)
Payments on notes payable	(28,414)	(82,174)
Payments on capital lease obligations	(256,983)	(151,731)
Debt issuance costs paid	(78,317)	(272,925)

Net cash provided by financing activities	1,242,530	14,139,453

Net increase (decrease) in cash and cash equivalents	(3,048,308)	3,290,756
Cash and cash equivalents - beginning of period	3,442,290	151,534

Cash and cash equivalents - end of period	$393,982	$3,442,290

Supplemental cash flow information:
Cash paid during the year for:
Interest	$14,624	$239,773

Noncash investing and financing activities:
Convertible debentures issued in satisfaction of accrued expenses	$—	$504,955

Convertible debentures issued for debt issuance costs	$—	$150,000

Convertible debentures issued in satisfaction of notes payable and accrued interest thereon	$—	$1,359,810

Discount on convertible debentures- warrants	$118,511	$—

Warrants issued for debt issuance costs	$45,435	$281,278

Common stock issued in connection with conversion of convertible debentures	$—	$1,707,985

Common stock issued for prepaid consulting services	$—	$274,312

Beneficial conversion discount on convertible debentures-prior issuance	$359,000	$2,166,000

Beneficial conversion discount on convertible debentures-new issuance	$1,380,236	$—

Discount on convertible debentures - warrants	$1,380,236	$979,147

Computer equipment acquired through capital lease	$—	$721,916

The accompanying notes are an integral part of these consolidated financial statements.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of Operations

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

NP Care, LLCs (“LLCs”) are nursing home medical management systems. The LLCs nurse practitioner program provides onsite medical care by an Advanced Practice Registered Nurse (“APRN”) under the oversight of the patient’s individual physician to residents in nursing homes and assisted living facilities. The LLCs operate in the states of Connecticut, Florida, Illinois, Massachusetts and Tennessee and are managed exclusively by ECI. The LLCs also operated in New Jersey and Ohio, but exited these markets during 2008.

Going Concern / Management’s Plan

As shown in the accompanying consolidated financial statements, as is typical of a company going through early-stage development of its services and strategic initiatives, the Company has sustained consolidated net losses for the years ended December 31, 2008 and 2007 of approximately $14.5 million and $10.7 million, respectively. At December 31, 2008, the Company had a working capital deficiency of approximately $9.6 million and an accumulated deficit of approximately $30.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

The cumulative losses to date are largely a result of business development and start up costs associated with expanding the Company’s operations largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company’s expansion. The infrastructure expenses (selling, general and administrative) required to support these operations are a relatively fixed but significant. As we continue to expand our operation and grow our revenues the selling, general and administrative expenses are expected to remain relatively constant and we expect to become cash flow positive.

We will need additional financing and/or refinancing in the near term to fund our working capital needs and, therefore, are discussing potential financing alternatives with potential investors. Any financing that may be available to us is likely to be more expensive, and on less favorable terms, than previous financings and there is no assurance that future financings can be closed.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Nature of Operations (continued)

Going Concern / Management’s Plan (continued)

During 2007, the Company opened NP Care operations in the states of Illinois and Massachusetts bringing the total number of NP Care operations to seven at December 31, 2007. During 2007 the Company opened Easy Care operations in the state of New York under a contract with Emblem Health, Inc. (“Emblem”) bringing the total number of Easy Care operations to four at December 31, 2007. During the first quarter of 2008 the Company opened Easy Care operations in the state of Alabama bringing the total number of Easy Care operations to five at March 30, 2008. As of December 31, 2008, the Company maintained these operations.

The Company has experienced growth in members under care within its Easy Care operations. During 2008, members under care increased by approximately 3,400 representing a 132% growth rate when compared to members under care at December 31, 2007.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies

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

Notes to Consolidated Financial Statements

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

The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled. During the third quarter of 2008 the Company took a charge of $540,000 related to 2007 and 2008 fee-for-service receivables. Further, the Company does not expect the reasonably possible effects of a change in estimate related to unsettled December 31, 2008 contractual allowance amounts from Medicare, Medicaid and other third-party payors to be significant to its future operating results and consolidated financial position.

Revenues from capitated contracts are recorded monthly based on the number of members covered under each capitated contract per month. In October of 2007, the Company entered into new capitated contracts with HealthSpring to provide services under the Easy Care Program that contains a 25% at risk component. The at risk component is based upon the Company achieving certain performance criteria on an annual basis. As of December 31, 2008, the Company had insufficient data from which to determine if those performance criteria will be met and if that revenue component will be realized. The Company will realize this revenue in 2009 when, and if, the amount is both determinable and reasonably assured and is no longer subject to refund. Accordingly, the Company has deferred approximately $13,000 of revenue as of December 31, 2008 associated with the HealthSpring contracts. In February of 2007, the Company entered into a capitated contract with McKesson Health Solutions under the NP Care program to provide care management services to McKesson enrollees that contains a 20% at risk component.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

The at risk component is based on the Company providing to McKesson a return on investment of 2:1 for the first year of service. As of December 31, 2008, the Company was unable to determine the return on investment, and accordingly, deferred approximately $242,222 of revenue as of December 31, 2008. The Company will realize this revenue in 2009 when, and if, the amount is both determinable and reasonably assured and is no longer subject to refund.

In addition, the Company deferred $776,876 related to the DOQ Care program as funds were received for services to be performed in the first quarter of 2009 at which time the revenue will be recognized.

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

The useful lives for all of the fixed asset categories range from 3 to 5 years.

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

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Capitalized Software Development Costs (Continued)

The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by the Company with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Other Long-Lived Assets

The Company accounts for long-lived assets (excluding goodwill) in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significant increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using a discounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

Other long-lived assets, such as identifiable intangible assets, are amortized over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the assets may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the assets’ carrying cost over its fair value. As described above, there is inherent subjectivity involved in estimating future cash flows, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result the Company may be required to recognize impairment charges in the future. No such impairments were identified in 2008 and 2007.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2008 and 2007 totaled approximately $96,000 and $28,000, respectively.

Stock-Based Transactions

The Company applies the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) to all share based payment awards made to employees and directors. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the holders’ requisite service period (generally the vesting period of the equity award). The Company has expensed its share-based compensation for share based payments under the ratable method, which treats each vesting tranche as if it were an individual grant.

The Company periodically grants stock options for a fixed number of shares of common stock to its employees and directors. Stock options are granted with an exercise price greater than or equal to the fair market value of the Company’s common stock at the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of the Company’s stock over the option’s expected term, the risk free interest rate over the option’s expected term, and the expected annual dividend yield.

The Company recognizes stock-based compensation expense for the number of awards that are ultimately expected to vest. As a result, recognized stock compensation is reduced for estimated forfeitures prior to vesting. The Company’s estimate of annual forfeiture rates was approximately 7%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances.

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

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Income Taxes (Continued)

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception through 2008 remain open to examination by the I.R.S. and state authorities.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is anti-dilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is anti-dilutive and, as such, basic and diluted earnings (loss) per share are the same for the years ended December 31, 2008 and 2007.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. In February 2008, the FASB issued FASB Staff Position No. 157-2, which deferred the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in goodwill impairment tests and nonfinancial assets acquired and liabilities assumed in a business combination. The Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on recurring bases effective January 1, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in operations. SFAS 159 was effective for the Company beginning in the first quarter of 2008. The Company has not elected to fair value any eligible items throughout 2008. Therefore, the adoption of SFAS 159 did not affect the Company’s consolidated financial position, results of operations or cash flows.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Accounting Standards Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at fair value on the acquisition-date, with limited exceptions. SFAS 141R changes the accounting treatment and disclosure requirements for certain items in a business combination. For instance, acquisition-related costs, with the exception of debt or equity issuances costs are to be recognized as an expense in the period that the costs are incurred and the services are received. Currently, these costs are included as part of the purchase price and allocated to the assets required. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management has not yet completed its evaluation of the potential effect of the adoption of SFAS 160 on the Company’s consolidated financial position, results of operations and cash flows.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk are cash and cash equivalents and accounts receivable.

Cash and Cash Equivalents

Currently, the Company maintains its cash and cash equivalent accounts with balances in excess of the federally insured limits. The Company mitigates this risk by selecting high quality financial institutions to hold such cash deposits. At December 31, 2008, the Company had cash and cash equivalent balances on deposit that exceeded federal depository insurance limits by approximately $100,000.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

3.	Concentrations of Credit Risk (continued)

Accounts Receivable

The Company grants credits without collateral to its fee for service patients, most of whom are insured under third-party payor agreements as well as its corporate customers. The mix of receivables from patients and third-party payors as of December 31, 2008 and 2007 is as follows:

	2008	2007

Medicare	$310,246	$744,221
Medicaid	12,042	82,044
Private	2,602,347	1,389,794

	$2,924,635	$2,216,059

On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. During the third quarter of 2008 the Company took a charge related to 2008 and 2007 fee-for-services receivables. For the years ended December 31, 2008 and 2007, the direct write-offs totaled approximately $540,000 and $0, respectively. Management has provided for uncollectible accounts receivable through direct write- offs and such write-offs have been within management’s expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management.

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

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

4.	Fixed Assets

At December 31, 2008 and 2007 fixed assets consist of:

	2008	2007

Medical and office equipment	$108,447	$95,734
Furniture and fixtures	96,143	93,172
Computer equipment	1,227,529	1,049,228
Leasehold improvements	88,525	88,525
Computer software	25,595	—

	1,546,239	1,326,659
Less: accumulated depreciation and amortization	(563,861)	(295,739)

	$982,378	$1,030,920

Depreciation and amortization expense related to fixed assets totaled approximately $268,122 and $135,000 for the years ended December 31, 2008 and 2007, respectively.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

5.	Capitalized Software Development Costs

Capitalized software development costs as of December 31, 2008, and 2007 are summarized as follows:

	2008	2007

Capitalized software development costs	$1,491,622	$2,613,092
Less: accumulated amortization	(684,709)	(395,117)

	$806,913	$2,217,975

Amortization expense related to capitalized software development costs for the years ended December 31, 2008 and 2007 totaled approximately $289,592 and $219,000 respectively.

During the fourth quarter of 2008, the Company took an impairment charge of $1,352,446 for the NP Care internally developed software asset that was not considered to have any significant future economic benefit. This expense is included within the selling, general and administrative line in the accompanying consolidated statements of operations as of December 31, 2008.

6.	Lines of Credit

At December 31, 2008 and 2007, the Company had the following line-of-credit facilities outstanding:

	2008	2007

Revolving line-of-credit dated January 29, 2003 with interest at the rate of prime plus 1% (4.25% at December 31, 2008). The amount outstanding is due on demand and is collateralized by the assets of ECI.	$—	$50,000
Revolving line-of-credit dated February 23, 2004 with interest at prime plus 1.75% (5% at December 31, 2008). The amount outstanding is due on demand is secured by the personal assets of the managing member of NP Care, LLC.	$—	$150,000

	$—	$200,000

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

7.	Capital Lease Obligations

The Company leases certain fixed assets in accordance with the terms of capitalized lease obligations. The leases require monthly interest and principal payments ranging from $171 to $5,725, expiring on various dates through June 2012. The net book value of the capitalized equipment at December 31, 2008 and 2007 was $558,677 and $642,757, respectively. Depreciation expense related to capital lease assets totaled approximately $82,252 and $120,000 for the years ended December 31, 2008 and 2007 respectively. The future minimum lease payments and the present value of the payments at December 31, 2008 are as follows:

Years Ending December 31,

2009	$322,825
2010	251,668
2011	32,279
2012	14,370

Total minimum lease payments	621,142

Less: amount representing interest	(62,465)

Present value of net minimum lease payments	558,677

Less: current portion of principal	(283,655)

$275,022

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Debt

Note Payable

The Company had a Small Business Administration loan dated September 4, 2003. The original principal balance of the loan was $150,000 and was intended to be used to fund general operations. The loan agreement provided for sixty monthly principal and interest installments of $2,924 and beared interest at 6.25% per annum. The loan matured on October 1, 2008 and was secured by the personal residence of the Company’s Chief Executive Officer. At December 31, 2008 and 2007, the principal balance due on the loan was $0 and $28,414, respectively.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Debt (continued)

Notes payable – related parties

The Company has promissory notes payable to the Company’s Chief Executive Officer as of December 31, 2008 and his relative which are intended as bridge loans until HCI financing is secured.

Accrued interest on the notes payable to the Chief Executive Officer and his relatives, as of December 31, 2008 and 2007, was approximately $62,903 and $32,000, respectively.

	December 31,
	2008	2007

On August 31, 2006, the Company entered into a promissory note with an original due date of September 30, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum.	$107,134	$90,000
On September 9, 2006, the Company entered into a promissory note with an original due date of October 7, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum.	61,528	50,000
On September 28, 2006, the Company entered into a promissory note with an original due date of October 27, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum.	115,937	95,000
On May 27, 2008, the Company entered into a promissory note with an original due date of May 31, 2009. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	103,498	—

	$388,097	$235,000

Notes payable – other

On May 27, 2008, the Company entered into four promissory notes with an original due date of May 31, 2009. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	$181,072	$—
On February 20, 2006, the Company entered into a promissory note with an original due date of May 20, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	162,075	125,000
On September 4, 2003, the Company entered into a Small Business Administration loan with a due date of October 1, 2008. Interest accrues at the rate of 6.25% per annum.	—	28,414

	$343,147	$153,414

Total Notes Payable	$731,244	$388,414

Notes payable of $731,244 as of December 31, 2008 are all due in 2010 with no principal payments due in 2009.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Debt (continued)

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

The term of the debentures was 18 months from the date of issuance and did not bear interest. In lieu of interest, the Company issued 1,257,985 shares of its common stock to the holders of the convertible debentures which was treated as a discount on the debentures and amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $202,678, which was determined using fair value interest rates for similar types of underlying instruments. The discount has been fully amortized at December 31, 2007. Amortization of the discount for the year ended December 31, 2007 was approximately $35,000, and is included in interest expense in the accompanying consolidated statements of operations.

HCI incurred $76,858 in legal, financing and other costs in issuing these debentures. The costs were deferred and were being amortized over 18 months. Deferred financing costs have been fully amortized at December 31, 2007 due to a refinancing activity on the convertible debentures. Amortization expense relating to deferred issuance costs totaled approximately $8,500 for the year ended December 31, 2007.

On April 17, 2006, the Company closed on a convertible debenture note in the amount of $500,000. The terms of this note, with an existing stockholder, were identical to the 2005 convertible debentures. The total principal amount of the debentures of $500,000 was convertible into 500,000 shares of the Company’s common stock. The conversion price of the debentures was equal to 50% of the market price of HCI’s common stock on the day prior to conversion. In no circumstances was the conversion price be less than $.40 per share. The term of the debentures was 18 months from the date of issuance and did not bear interest. In lieu of interest, the Company issued 500,000 shares of its common stock to the holders of the convertible debentures which were treated as a discount on the debentures to be amortized as interest expense over the life of the debentures. The discount was established as the fair value of the common stock of $141,348, which was determined using fair value interest rates for similar types of underlying instruments. The discount has been fully amortized at December 31, 2007. Amortization of the discount for the year ended December 31, 2007 was approximately $101,000, and is included in interest expense in the accompanying consolidated statements of operations. During 2007, the holder of this convertible debenture converted the outstanding balance of $500,000 into 500,000 shares of the Company’s common stock.

HCI incurred $60,045 in legal, financing and other costs issuing these debentures. The costs were deferred and were being amortized over 18 months. The deferred issuance costs have been fully amortized at December 31, 2007 due to a refinancing activity on the convertible debentures. Amortization expense relating to the deferred issuance costs totaled approximately $43,000 for the year ended December 31, 2007.

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

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

8.	Debt (continued)

          Convertible Debentures (continued)

In addition to the sale of $6.4 million worth of convertible debentures mentioned above the Company issued a $150,000 twelve month, 10% interest, senior secured convertible debenture on November 26, 2007 in satisfaction of a placement fee with one of its investors. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 75% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 25% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $27,000 is being amortized over the life of the debenture through a charge to interest expense. The convertible debenture of $150,000 is reflected on the consolidated balance sheets net of the unamortized portion of beneficial conversion discount of $24,750 as of December 31, 2007. For the year ended December 31, 2007, the Company recorded interest expense of $2,250 related to the beneficial conversion discount. In connection with the previously mentioned financing, the Company also paid $240,000 in cash and issued 192,000 warrants in the fourth quarter of 2007 to purchase its common stock to a financial advisor. The warrants had a fair value of $281,278 on the commitment date. The fair value of the warrants was determined by using the Black-Scholes model assuming an exercise price of $0.85, a risk free interest rate of 5%, volatility of 152% and an expected life equal to the contractual life of the warrants.

On December 21, 2007, the Company satisfied $500,000 of accrued expenses due to a vendor by issuing $500,000 of twelve month, 10% interest, convertible debentures. The debenture is convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing, the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. This convertible debenture had a beneficial conversion discount because the conversion price of the debenture was less than the fair value of the Company’s common stock. The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount of $360,000 will be amortized over the life of the debenture through a charge to interest expense.

The Company incurred $671,278 in 2007 in deferred issuance costs relating to the issuance of the convertible notes.

At December 31, 2007, the unamortized balance of the beneficial conversion features was $2,042,667, the unamortized balance of the warrant discounts was $902,958, and the unamortized balance of deferred issuance costs was $648,485.

The Company issued $985,000 in twelve month, 10% interest, senior secured convertible notes to ten private investors during the first six months of 2008. The Company issued $250,000 of the $985,000 convertible notes to its non-executive Chairman. Each of the investors have represented in writing that they are accredited investors and acquired the securities for their own accounts. The notes are convertible into common stock at any time prior to maturity at an amount equal to 70% of the average low bid price for the twenty day period prior to the conversion date subject to a floor price of $1.00. Additionally, if there is a Qualified Financing (as defined below) the debenture holders are entitled to, but not required to, convert at a rate equal to a 30% discount of the price paid per share in the Qualified Financing with the same limitation of a floor of $1.00. In connection with the sale of $985,000 of convertible notes the Company issued 98,500 warrants which are exercisable at any time prior to expiration at a strike price equal to the strike price per share for warrants granted under a Qualified Financing or if no Qualified Financing takes place at the average of the lowest bid price for the 20 consecutive trading days prior to the expire date per share.

The warrants had a fair value of $118,511 on the commitment date and were treated as a discount on the debentures. The fair value of the warrants was determined by using the Black-Scholes model assuming an exercise price of $0.85, a risk free interest rate of 5%, volatility ranging from 165% to 168% and an expected life equal to the contractual life of the warrants.

The value of the beneficial conversion discount was dependent upon the conversion ratio of existing shares of the Company’s common stock to shares of the Company’s common stock. The total value of the beneficial conversion discount totaled $359,000 and was to be amortized as interest expense over the life of the debentures.

In connection with the issuance of the $985,000 in convertible notes, the Company issued 48,665 warrants to purchase its common stock to a financial advisor. The warrants had a fair value of $45,435 on the commitment date and were treated as a deferred issuance cost to be amortized to expense over the life of the debentures. The fair value of the warrants was determined by using the

Black-Scholes model assuming an exercise price of $0.85, a risk free interest rate of 5%, volatility ranging from 152% to 168% and an expected life equal to the contractual life of the warrants.

The warrants have a five year maturity date from the date of the debenture issuance. The term “Qualified Financing” is defined as the sale for cash by the Company in a transaction or series of related transactions of debt, equity, equity-linked securities or any combination thereof (the “Securities”) generating gross proceeds to the Company (excluding the principal amount of any notes tendered in connection therewith) of at least $10,000,000.

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

8.	Debt (continued)

          Convertible Debentures (continued)

          The Company entered into a Securities Amendment and Purchase Agreement dated December 23, 2008 (the “Agreement”) pursuant to which certain holders (the “Holders”) of certain senior secured promissory notes (the “Notes”) previously issued by the Company agreed to amend the Notes (“Amended Notes”) to provide for the extension of the maturity date. The Amended Notes shall mature on either (a) the earlier of (x) May 31, 2009, or (y) the closing date of a Qualifying Transaction; (b) in the event no Markman Group Transaction (as such term is defined in the Agreement) closes by the earliest maturity date currently in effect of any of the Markman Group Notes, then the New Maturity Date shall mean the same date as such earliest maturity date of any of the Markman Group Notes; or (c) in the event no Qualifying Transaction closes by May 31, 2009, then the New Maturity Date shall mean May 30, 2010, subject to the terms of the Agreement. The Agreement further provided that payment of the Amended Notes shall be secured by a first ranking security interest over all assets of the Company and its subsidiaries. The Amended Notes shall carry compounding interest of 1% per month (the “Interest”). Interest shall be payable at the New Maturity Date of the Amended Notes.

          The Agreement also provided that in the event that a Qualifying Transaction does not close by May 31, 2009, at any time after such date, the Holders may convert their Amended Notes plus accrued interest into the Company’s common stock at a conversion rate of $0.20 per share. The Amended Notes also provided for 100% warrant coverage of the face value of the Amended Notes, plus Interest, exercisable at $0.30 per share (the “Warrants”). The Warrants shall be exercisable after May 31, 2009 (in the event a Qualifying Transaction does not close) for a period of five years. The Company shall endeavor to seek shareholder approval for an increase in its authorized shares of common stock, sufficient to permit the exercise of the Warrants.

          Further, pursuant to certain provisions in the Agreement, the Company and all of its subsidiaries also entered into a Guarantee and Amended and Restated Security Agreement dated December 23, 2008 (the “Guarantee and Security Agreement”) wherein the Company and all of its subsidiaries guaranteed the payment of the Amended Notes, subject to certain conditions set forth in the Guarantee and Security Agreement. The Company also agreed to register the common stock underlying the securities issued to the Holders under the Agreement.

          The Company had previously issued to the Noteholders certain secured convertible promissory notes in the aggregate principal amount of $7,999,765 as of December 22, 2008, plus accrued interest of $826,568, plus a balance on a previously held line of credit of $200,000, with a total obligation of $9,026,333 as of December 31, 2008. The Notes have an interest rate of 12% effective December 23, 2008.

          The Company also included warrants within the above transaction for rights to purchase an aggregate of 25,817,057 shares of Common Stock of the Company at $0.30 per share. The warrants had a fair value of $1,679,544 on the commitment date, each warrant option having a value of $0.13 per share and a probability of vesting of 50%. The fair value of the warrants was determined by using the Black-Scholes model assuming a stock price of $0.20, a risk free interest rate of 1.53%, volatility of 89% and an expected life of 5.44 years, which is equal to the contractual life of the warrants.

          Based upon the above fair value of the warrants as a percentage of the sum of total value of debt issued with the warrants plus the fair value of the warrants, the beneficial conversion discount was calculated to be $1,380,237 and is included within the accompanying consolidated statements of changes in stockholders’ equity (deficit) as of December 31, 2008. In addition, the fair value of the warrants recorded by the Company was calculated to be $1,380,237 and is included within the accompanying consolidated statements of changes in stockholders’ equity (deficit) as of December 31, 2008. This is in accordance with EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”.

          At December 31, 2008, the unamortized balance of the beneficial conversion features was $1,346,625 and the unamortized balance of the warrant discounts was $1,360,634. Amortization related to the discounts for the beneficial conversion features and warrants totaled $2,435,279 and $1,041,070 for the year ended December 2008, respectively.

          Due to the characteristics of the convertible features within the instruments of the above recapitalization, the Company may require the Board of Directors to authorize another level of common shares subsequent to December 31, 2008.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

9.	Net Patient Service Revenue and Billing Fees

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

Net patient service revenue consists of the following components for the years ended December 31, 2008 and 2007:

	2008	2007

Gross patient service revenue	$14,194,479	$11,561,755
Less: provision for contractual allowances	(5,315,186)	(4,565,333)

Net patient service revenue	8,879,293	6,996,422
Capitated contract revenue	19,003,946	5,884,301

Total net revenue	$27,883,239	$12,880,723

10.	Income Taxes

As of December 31 2008 and 2007, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $22.6 million and $9.3 million respectively, which is available to offset future taxable income, if any, through 2028. The available net operating loss carry forwards resulted in a deferred tax asset of approximately $9.7 million and $3.8 million at December 31, 2008 and 2007, respectively. Management has established a 100% valuation allowance against the deferred tax asset created by the available net operating loss carry forwards at December 31, 2008. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

10.	Income Taxes (continued)

strategies and the realizability of tax loss carry forwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future it would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. The valuation allowance increased approximately $5.9 million and $2.2 million during the years ended December 31, 2008 and 2007, respectively. Any significant change in ownership, as defined in Section 382 of the Internal Revenue Code, may result in limitation on the amount of net operating loss which could be utilized in a single year.

The provision for (benefit from) income taxes reconciles to the statutory federal rate as follows:

	December 31,

	2008	2007

Statutory federal tax rate	(34.00)%	(34.00)%
State income tax, net of federal benefit	(7.32)	(5.59)
Permanent differences	4.39	1.48
Deferred tax state rate change	(6.52)	(5.54)
Deferred tax asset valuation allowance	43.45	43.65

Effective tax rate	—%	—%

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

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with its income taxes. The periods up to and including December 31, 2008 remain open to examination by the U.S. Internal Revenue Service and state authorities.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Stockholders’ Equity (Deficit)

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

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Stockholders’ Equity (Deficit) (continued)

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

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Stockholders’ Equity (Deficit) (continued)

Private Placement Offering (continued)

Consulting fee expense is recognized monthly over the agreement period. For the year ended December 31, 2007 the full amount of $331,940 has been charged to consulting expense in the consolidated statements of operations.

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

Common Stock

During 2008, the Company issued 500,000 shares of common stock with a fair value totaling $250,000 along with 500,000 warrants in a private placement. The warrants have a 5 year maturity life and were issued with a strike price of $0.50.

During 2008, the Company issued 15,000, 250,000 and 20,000 shares to consultants for services rendered. The Company valued the services at $117,750 based on the fair value of the Company’s stock price on the measurement date.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

11.	Stockholders’ Equity (Deficit) (continued)

Warrants

A summary of warrant activity for the years ended December 31, 2008 and 2007 is as follows:

	Warrants	Price	Weighted Average Price	Weighted Average Life (Years)

Balance January 1, 2007	1,956,400	$1.25	$1.25	2.0

Issued	300,000	1.00	1.00
Issued	1,300,000	1.25	1.25
Issued	600,000	1.25	1.25
Issued	750,000	3.00	3.00
Issued	833,333	4.00	4.00
Issued	828,477	0.85	0.85
Exercised	(1,500,000)	1.25	1.25

Balance December 31, 2007	5,068,210		$1.88	3.0

Issued	147,165	0.85	0.85
Issued	40,000	1.10	1.10
Issued	20,000	1.35	1.35
Issued	40,000	1.20	1.20
Issued	500,000	0.50	0.50
Issued	180,000	1.35	1.35
Issued	25,817,057	0.30	0.30

Balance December 31, 2008	31,812,432		$0.57	5.0

Exercisable at December 31, 2008	5,995,375		$0.33	0.6

In February of 2008, the Company entered into a consulting agreement with an investment advisor whereby the investment advisor would provide management consulting services in addition to investment advisory services. The consulting agreement had an initial six month term with terms requiring monthly cash payments of $15,000 and monthly awards of 20,000 warrants to purchase the Company’s common stock and was terminated in June 2008. During 2008, the Company incurred cash expenses of $60,000 related to this consulting agreement. The Company and advisor mutually agreed to forgo the cash payment of $15,000 due in June. The Company issued 100,000 common stock warrants to this financial advisor in connection with this agreement. The Company valued the warrants using the Black-Scholes model at $112,014 assuming exercise prices ranging from $1.10 and $1.35 from February through June 2008, respectively, a risk free interest rate of 5%, volatility of 168% and a term equal to the contractual life of the warrants. These transactions resulted in charges to additional paid in capital.

In 2008, the Company issued 180,000 warrants for consulting services. The fair value of the warrants were determined using the Black-Sholes model assuming an exercise price of $1.35, risk free interest rate of 1.76%, volatility of 89% and a 2 year term. The Company valued the services at $9,477 and recorded an expense of $2,580 for the year ended December 31, 2008.

The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2008 totaled $-0-. The aggregate intrinsic value represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s closing stock price as of December 31, 2008, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

Stock Options

On March 25, 2008, the Company adopted the 2008 Stock Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth and profitability of the Company by enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility within the Company or certain affiliates of the Company. Under the Plan, eligible participants may be awarded options to purchase common stock of the Company. The Board has authority to administer the Plan and has delegated this authority to the Compensation Committee of the Board. In addition, the Board or the Compensation Committee may delegate duties to the Company’s chief executive officer of other senior officers of the Company, to the extent permitted by law and the Company’s Bylaws. Employees, officers, directors and consultants of the Company, or of certain affiliates of the Company, are eligible to participate in the Plan. However, the actual recipients of awards under the Plan are selected by the Board or the Compensation Committee. The Plan authorizes the granting of awards for up to a maximum of six million nine hundred forty eight thousand seventy three (6,948,073) shares of common stock of the Company. If any award granted under the Plan expires, terminates or is forfeited, surrendered or canceled, without delivery (or, in the case of restricted shares, vesting) of common stock or other consideration, the common stock of the Company that were underlying the award shall again be available under the Plan.

11.	Stockholders’ Equity (Deficit) (continued)

Stock Options (continued)

On March 28, 2008, the Board of Directors of the Company granted 1,050,000 nonqualified stock options to certain non-employee directors of the Company (collectively, the “Non-Employee Director Options”). The Non-Employee Director Options were granted pursuant to the Company’s Plan. A portion of the Non-Employee Director Options vested at grant with the balance vesting over a four-year period beginning on the first anniversary of the initial grant date and will expire on March 28, 2012. The exercise price per share payable upon the exercise of each of the Non-Employee Director Options is $1.22 which is equal to the fair market value as of March 28, 2008 of the Company’s common stock as determined by the March 28, 2008 closing price of the Company’s common stock. The fair value of the stock options were determined using the Black-Scholes model assuming an exercise price of $1.22, risk free interest rate of 5%, volatility of 165% and a term equal to the contractual life of the stock options. As the result of the resignation of one of the Company’s non-executive directors in the three month period ending June 30, 2008, 200,000 options were forfeited.

In the third quarter of 2008, the Chairman and non-executive director of the Company resigned, and with that resignation forfeited 200,000 options.

Also, in the third quarter of 2008, the Board approved a stock option grant for several employees of the Company. The fair value of the stock options were determined using the Black-Sholes model assuming an exercise price of $1.01, risk free interest rate of 3.3%, volatility of 89% and a 6 year term. The total stock option grant was for 775,000 options. Subsequent to the grant certain individuals resigned from employment, forfeiting 100,000 options. Within this same issuance was an additional 75,000 shares approved for consulting services, which was valued using the same Black-Sholes model assumptions as was described above.

Additionally, in the third quarter of 2008, the Board approved a stock option grant for consulting services for the Company. The fair value of the stock options were determined using the Black-Sholes model assuming an exercise price of $0.75, risk free interest rate of 3.3%, volatility of 89% and a 3 year term. The total stock option grant was for 24,000 options.

In the fourth quarter of 2008, the Board approved stock option grants to additional employees of the Company. The fair value of the stock options were determined using the Black-Sholes model assuming an exercise price ranging from $0.44 to $1.01, risk free interest rate ranging from 1.8% to 3.3%, volatility of 89% and a 6 year term. The total stock option grant was for 1,040,000 options.

Share information related to options granted under the above issuances is as follows:

	Weighted Average
	Options Granted	Exercise Price

Outstanding at January 1, 2008	0	$0

Granted Q1	1,050,000	$1.22
Granted Q3	874,000	$1.00
Granted Q4	1,040,000	$0.63
Forfeited Q2	(200,000)	$1.22
Forfeited Q3	(300,000)	$1.15
Forfeited Q4	(75,000)	$1.01
Exercised	0	$0

Outstanding at December 31, 2008	2,389,000	$0.90

Available for future grant	4,559,073

Average remaining term (years)	9.61

Exercisable at December 31, 2008:	360,000	$1.05

Intrinsic Value:
Outstanding	0
Exercisable	0

11.	Stockholders’ Equity (Deficit) (continued)

Stock Options (continued)

The following table summarizes the components and classification of stock-based compensation expense included in the consolidated statements of operations.

Stock options granted pursuant to the 2008 Stock Incentive Plan	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Non-executive Directors	3/27/2008	1,050,000	$1,271,953	250,000	$421,634	SG&A

Stock options granted pursuant to the Third Quarter 2008	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	7/18/2008	775,000	$587,743	—	$58,371	SG&A
Consultants	7/18/2008	75,000	$56,878	—	$6,320	SG&A
Consultants	8/01/2008	24,000	$10,455	10,000	$1,742	SG&A

Stock options granted pursuant to the Fourth Quarter 2008	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	7/18/2008	10,000	$7,584	—	$790	SG&A
Employees	10/6/2008	1,000,000	$450,685	100,000	$45,069	SG&A
Employees	12/8/2008	30,000	$7,697	—	$160	SG&A

Additional compensation expense (net of estimated forfeitures of approximately $765,000) related to the unvested portion of stock options granted pursuant to the issuances totaled $1,094,593 as of December 31, 2008. Unvested compensation expense related to stock options granted pursuant to the 2008 Stock Incentive Plan is expected to be recognized over a remaining vesting period of 5 years.

As the Company has not achieved profitable operations, management has determined that it is more likely than not that the future benefits arising from any stock-based compensation will not be realized and has accordingly recorded a valuation allowance for the full amount of any resulting deferred tax assets.

12.	Benefit Plans

The Company established a 401(k) retirement plan (“the Plan”) on February 1, 2005. Employees 21 years or older are eligible the first day of the quarter upon completing three months of employment. The maximum deferral under the plan is 100% of total pay, not to exceed the elective annual deferral limits of the Internal Revenue Code. At the Company’s discretion, there may be an employer matching contribution which is not to exceed the employee’s deferral amount. Employer contributions are generally vested after 1 year of service with the Company. During 2008 and 2007, the Company contributed to the Plan for employees approximately $121,606 and $77,000, respectively.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

13.	Business Segments

The Company’s operations by business segment for the years ended December 31, 2008 and 2007 were as follows:

2008	Medical Management Systems -Facility	Specialty Care Management - Community	Total

Net revenues	$10,164,949	$17,718,290	$27,883,239

Business Unit profit/(loss)	(2,787,668)	2,193,008	(594,660)
Corporate Overhead			(8,726,069)

Operating profit/(loss)			(9,320,729)

Identifiable assets	1,557,630	3,731,855	5,289,485

2007	Medical Management Systems -Facility	Specialty Care Management - Community	Total

Net revenues	$7,449,034	$5,431,689	$12,880,723

Business Unit profit/(loss)	(4,031,339)	(958,054)	(4,989,393)
Corporate Overhead			(5,240,554)

Operating profit/(loss)			(10,229,947)

Identifiable assets	2,005,751	8,176,787	10,182,538

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies

Operating Leases

The Company is obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of December 31, 2008 are as follows:

Years Ending December 31,

2009	$502,365
2010	335,368
2011	98,859
2012	58,908
2013	50,190

Total minimum lease payments	$1,045,690

          Rent expense for the years ended December 31, 2008 and 2007 totaled approximately $497,153 and $448,000 respectively.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies (continued)

Legal Proceedings

The Company is involved in certain legal proceedings and is subject to certain lawsuits and compliance regulations in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that the resolution will not have a material adverse effect on the Company’s consolidated financial statements.

Accounts Payable

The Company has entered into work out agreements with certain of its vendors in the normal course of operations. The work out agreements vary in terms of payment dates with interest ranging from 0% to 30%.

15.	Risks and Uncertainties

Patient Service Revenue

Approximately 84% and 47% of net patient services revenue in 2008 and 2007 was derived under federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company’s ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

Malpractice Insurance

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the year ended December 31, 2008, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

16.	Subsequent Events

On January 25, 2009, the Company received notice from David Chess, M.D., Chief Executive Officer and Chairman of the Board of Directors, of his intention to resign from the position of Chief Executive Officer, effective January 25, 2009. Dr. Chess will continue as Chief Medical Officer of the Company. He will remain as a director of the Company. Dr. Chess will continue to focus on the long-term growth objectives of the Company and will remain intimately involved in business and product development, clinical protocols and investor relations.

On February 4, 2009, the Board of Directors (the “Board”) of the Company appointed Mr. Richard E. DeLater and Mr. Kenneth D. Lamé as members of the Board. The Board simultaneously accepted the resignation of Dr. David Chess, the Company’s founder and Chief Medical Officer, from his position as Chairman of the Board, and appointed Mr. Lamé as the new Chairman of the Board and Acting CEO, and Dr. Chess as Vice-Chairman of the Board.

On February 9, 2009, the Company executed three year employment agreements which set for the terms of Ms. Tina Bartelmay’s appointment as the Company’s President and Chief Operating Officer and the terms of Mr. Brett Cohen’s appointment as the Company’s Executive Vice-President.

Under the terms of the employment agreement, Ms. Bartelmay and Mr. Cohen are to receive annual compensation in the amount of $225,000 and $200,000, respectively, as well as an annual incentive compensation award, the amount of which shall be based upon performance targets, with earnings being a key performance target, and award levels determined by the Company’s Chief Executive Officer, in accordance with the Company’s annual incentive compensation plan or other incentive arrangements in effect from time to time. In addition, each of Ms. Bartelmay and Mr. Cohen are eligible to participate in the Company’s Incentive Compensation Plan, in accordance with its terms as may be in effect from time to time. Further, Ms. Bartelmay was granted options to purchase 1,700,000 shares of the Company’s common stock, while Mr. Cohen was granted options to purchase 1,350,000 shares of the Company’s common stock. The options granted to Ms. Bartelmay and Mr. Cohen vest over a period of three years and are exercisable at the rate of 1/3 for every year of service at a price of $0.20 per share.

In March 2009 the Company exited select markets related to its NP Care business. Those specific markets were Connecticut, Massachusetts, and Florida. The Company maintains NP Care business in Tennessee and Illinois. The Company will continue to evaluate these markets as well as entry into other markets as appropriate.

In March 2009 the Company entered into a $510,000 Line of Credit Agreement with certain secured noteholders. The purpose and sole use of this Line of Credit is to satisfy the Company’s bi-weekly payroll obligations due to timing of receipts from customers and the Company’s payroll obligation. The Line of Credit Agreement matures on May 31, 2009 and carries monthly interest rate of 5/12% for access to the funds as well as 5/12% interest rate for the number of days that the funds are utilized by the Company.