Form 10-Q
period 2009-03-31
HC Innovations, Inc.
filed 2009-05-15
CIK 1370512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED - MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-52197

HC INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3570877
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

10 Progress Drive, Suite 200 Shelton, CT 06484
(Address of principal executive office)

(203) 925-9600
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files) ☑ Yes ☐ No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) ☐Yes ☒ No

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009, 39,713,172.

HC INNOVATIONS, INC.
AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

HC INNOVATIONS, INC.
AND SUBSIDIARIES

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

HC INNOVATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	March 31, 2009 (UNAUDITED)	December 31, 2008 (AUDITED)

Assets
Current assets:
Cash and cash equivalents	$312,049	$393,982
Accounts receivable, net of contractual allowances	2,642,296	2,924,635
Prepaid expenses	133,475	99,825

Total current assets	3,087,820	3,418,442

Fixed assets, net	928,050	982,378
Capitalized software development costs, net	721,956	806,913
Other assets, net	75,623	81,753

Total assets	$4,813,449	$5,289,486

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of capital lease obligations	$269,755	$283,655
Convertible debentures, net of discounts	6,137,987	6,319,074
Accounts payable	3,190,000	3,685,317
Accrued liabilities	2,104,237	1,654,317
Deferred revenue and other current liabilities	609,558	1,041,293
Derivative liability-embedded conversion option	4,477,926	—

Total current liabilities	16,789,463	12,983,656

Notes payable	731,244	731,244
Capital lease obligations, net of current portion	229,800	275,022
Derivative liability- warrants	4,536,123	—

Total liabilities	22,286,630	13,989,922

Stockholders’ (deficit) equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized	—	—
Common stock, $.001 par value, 100,000,000 shares authorized	39,714	39,386
Additional paid-in capital	19,427,510	21,684,055
Deficit	(36,940,405)	(30,423,877)

Total stockholders’ (deficit) equity	(17,473,181)	(8,700,436)

Total liabilities and stockholders’ (deficit) equity	$4,813,449	$5,289,486

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) For the three months ended March 31, 2009 and 2008

	March 31, 2009	March 31, 2008

Net revenues	$7,623,738	$5,318,350

Cost of services	4,118,489	4,114,730
Selling, general and administrative expenses	3,563,346	3,470,260
Depreciation & Amortization	138,103	298,341

	7,819,938	7,883,331

Loss from operations	(196,200)	(2,564,981)

Other income (expense)
Interest income	—	14,181
Other expense	(2,298)	(7,369)
Amortization	(596,783)	—
Interest expense	(300,529)	(1,048,883)
Change in fair value of derivative liabilities	(5,426,376)	—

	(6,325,986)	(1,042,071)

Loss before provision for income taxes	(6,522,186)	(3,607,052)
Provision for income taxes	—	—

Net loss	$(6,522,186)	$(3,607,052)

Basic and diluted net loss per share	$(0.16)	$(0.09)

Weighted average common shares outstanding	39,567,499	38,607,825

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock
					Total Stockholders’ Equity (Deficit)
	Shares Issued	Amount	Paid-In Capital	Deficit

Balance, January 1, 2009 before cumulative effect adjustment	39,385,407	$39,386	$21,684,055	$(30,423,877)	$(8,700,436)

Cumulative effect of change in accounting principle (Notes #2 and #5)	—	—	(2,760,474)	5,658	(2,754,816)

Balance, January 1, 2009 after cumulative effect adjustment	39,385,407	39,386	18,923,581	(30,418,219)	(11,455,252)

Stock based compensation to Directors	—	—	60,569	—	60,569

Stock based compensation to Employees	—	—	304,460	—	304,460

Stock based compensation to Consultants	—	—	15,525	—	15,525

Issuance of common stock in connection with satisfaction of accounts payable (Note #6)	327,765	328	122,585	—	122,913

Consulting expense in connection with issuance of warrants	—	—	790	—	790

Net loss	—	—	—	(6,522,186)	(6,522,186)

Balance, March 31, 2009	39,713,172	$39,714	$19,427,510	$(36,940,405)	$(17,473,181)

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net loss	$(6,522,186)	$(3,607,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	5,426,376	—
Depreciation and amortization - fixed assets	66,855	230,841
Amortization - capitalized software development costs	71,249	67,500
Write off of assets	3,881	—
Amortization of conversion option discounts	290,114	—
Amortization of discount - convertible debentures	—	252,538
Accrued interest on convertible debentures	29,937	—
Amortization of discount - warrants	304,299	—
Amortization of beneficial conversion discount	—	568,333
Consulting services expense - warrants	—	46,028
Stock based compensation	381,344	302,846
Consulting services expense - common stock	—	3,750
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	282,339	(1,405,708)
Prepaid expenses	(33,650)	56,549
Other assets	6,130	(10,718)
Increase (decrease) in:
Accounts payable	(344,984)	264,070
Accrued expenses	449,920	426,235
Deferred revenue and other current liabilities	(431,735)	214,473

Net cash used in operating activities	(20,111)	(2,590,315)

Cash flow from investing activities:
Purchases of fixed assets, net	(2,700)	(4,535)
Expenditures for capitalized software development costs	—	(234,848)

Net cash used in investing activities	(2,700)	(239,383)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	425,000
Proceeds from notes payable	—	50,000
Payments on notes payable	—	(58,480)
Payments on capital lease obligations	(59,122)	(70,916)
Deferred issuance costs paid	—	(12,500)

Net cash used in (provided by) financing activities	(59,122)	333,104

Net decrease in cash and cash equivalents	(81,933)	(2,496,594)

Cash and cash equivalents - beginning of period	393,982	3,442,290

Cash and cash equivalents - end of period	$312,049	$945,696

Supplemental cash flow information:
Cash paid during the year for:
Interest	$8,766	$31,822

Noncash investing and financing activities:

Common stock issued in satisfaction of accounts payable for consulting services	$122,913	$18,750

Beneficial conversion discount on convertible debentures	—	$210,000

Discount on convertible debentures - common stock and warrants	—	$56,973

Conversion of accounts payable to secured note	$30,000	—

Discount-contingent conversion option	$183,524	—

Discount-warrants	$156,414	—

Noncash investing and financing activities (cumulative effect):
Discount-embedded conversion option replacing beneficial conversion feature	$201,268	—

Discount-warrants	$299,307	—

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 that was filed on March 27, 2009.

1.	NATURE OF OPERATIONS

HC Innovations, Inc. (“HCI”) and subsidiaries (the “Company”) is a specialty care management company comprised of separate divisions each with a specific focus and intervention. The Company’s mission is to identify subgroups of people with high costs and disability, and create and implement programs and interventions that improve their health, intended to result in dramatic reductions in the cost of their care. The Company also develops and implements medical management systems for the long term care industry.

Enhanced Care Initiatives, Inc. (“ECI”), a wholly owned subsidiary of HCI was founded in 2002 and is the management company for all HCI entities. ECI has five wholly owned subsidiaries operating in Tennessee, Texas, Massachusetts, Alabama, and New York. ECI markets its proprietary specialty care management programs for the medically frail and other costly sub-populations to Health Maintenance Organizations (“HMOs”) and other managed care organizations as well as state Medicaid departments.

NP Care, LLCs (“LLCs”) are nursing home medical management systems. The LLCs care program provides onsite medical care by Physicians (“MD’s”) and Advanced Practice Registered Nurse (“APRN”) under the oversight of the patients’ individual physician to residents in nursing homes and assisted living facilities. The LLCs operate in the states of Illinois and Tennessee and are managed exclusively by ECI.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

GOING CONCERN / MANAGEMENT’S PLAN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained a consolidated net loss for the three-month period ended March 31, 2009 of $6,522,186. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficits and stockholders’ equity (deficit) at March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009	December 31, 2008

Working capital deficit	$(13.7)	$(9.6)

Accumulated deficit	$(36.9)	$(30.4)

Stockholders’ (deficit) equity	$(17.5)	$(8.7)

The report of our independent registered public accounting firm as of and for the year ended December 31, 2008 contains an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Management believes that the Company will be successful in its efforts to adequately meet its capital needs and continue to grow its businesses.

The cumulative losses to date are largely a result of business development and start up costs associated with expanding the Company’s operations, largely driven by new contracts as well as significant investment in building our corporate infrastructure to support the Company’s expansion. During 2008, the Company was successful in expanding relations with existing customers.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In states where ECI is not permitted to directly own a medical operation due to the application of relevant laws relating to the practice of medicine in those states, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, ECI conducts business through limited liability companies (LLCs) that it controls, and it is these affiliated LLCs that employ Advanced Practice Nurse Practitioners (“APNPs”) who practice medicine. In such states, ECI generally enters into exclusive long-term management services agreements with the LLCs that operate the medical operations that restricts the member(s) of the affiliated LLCs from transferring their ownership interests in the affiliated LLCs and otherwise provides ECI or its designee with a controlling voting or financial interest in the affiliated LLCs and their operations.

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

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company’s revenue includes fees for patient service revenue and revenue from capitated contracts. Net revenue consists of the following components for the three-months ended March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008

Gross patient service revenue	$2,282,486	$3,863,478
Less:
provision for contractual allowances	(678,543)	(1,356,280)

Net patient service revenue	1,603,943	2,507,198
Capitated contract revenue	6,019,795	2,811,152

Total revenue	$7,623,738	$5,318,350

Revenue from APRN and MD services are generated from billings to a patient’s respective insurance carrier, health maintenance organization, Medicare and Medicaid. Payments from these sources are generally based on prospectively determined rates that vary according to a classification system based on clinical, diagnostic and other factors and are substantially below established rates. The Company monitors its revenues and receivables from these reimbursement sources, as well as other third-party insurance payors, and records an estimated contractual allowance for certain service revenues and receivable balances in the month service is provided and revenue is recognized, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a portion of the Company’s total net revenues and receivables reported in the accompanying condensed consolidated financial statements are recorded at the amount ultimately expected to be received from these payors. Net revenues from fee for service patients are recorded in the month service is provided by credentialed practitioners.

A significant portion of the Company’s fee for service revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs.

The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for the three months ended March 31, 2009. Further, the Company does not expect the reasonably possible effects of a change in estimates related to unsettled March 31, 2009 contractual allowance amounts from Medicare, Medicaid and other third-party payors to be significant to its future operating results and consolidated financial position. Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month.

FAIR VALUE MEASUREMENTS

The Company measures fair value in accordance with Statement of Financial Accounting Standards (SFAS”) No. 157, Fair Value Measurements (SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

DERIVATIVE INSTRUMENT LIABILITY

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2009 and December 31, 2008, the Company did not have any derivative instruments that were designated as hedges.

Derivative instrument expense of $5,426,376 for the three months ended March 31, 2009, reflects a non-cash mark-to-market adjustment for the derivative instrument liability resulting from warrants issued with and the conversion option embedded in the convertible debentures (Note 5).

INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 9” (“FIN No. 48”), on January 1, 2008. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2008 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a result of adopting FIN No. 48 and there are no interest or penalties accrued as management believes the Company has no uncertain tax positions at March 31, 2009.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2005-2008 remain open to examination by the I.R.S. and state authorities.

EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is anti-dilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is anti-dilutive and, as such, basic and diluted earnings (loss) per share are the same for the three months ended March 31, 2009 and 2008.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2009, the Company adopted the Company adopted Statement of Financial Accounting Standards (“SFAS”) , No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the condensed consolidated financial statements.

In January 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants and convertible instruments with such provisions will no longer be recorded in equity. The Company evaluated whether the warrants to acquire stock of the Company and the conversion feature in its convertible notes contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. The Company determined that the warrants issued under the Securities Amendment and Purchase Agreement dated December 23, 2008 and the embedded conversion option in the notes issued under the same Agreement contained such provisions.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants and the embedded contingent conversion option as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $5,658 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Not Yet Adopted

There are no new accounting standards that are expected to have a significant impact on the Company.

3.	CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs as of March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009	December 31, 2008

Capitalized software development costs	1,472,641	$1,491,622

Less:
Accumulated amortization	(750,685)	(684,709)

Net	$721,956	$806,913

Amortization expense related to capitalized software development costs for the three months ended March 31, 2009 and 2008 totaled $71,249 and $67,500, respectively.

Capitalized software with an original cost of $18,980, with accumulated amortization of $5,273 was reclassified to fixed assets during the first quarter of 2009.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	NOTES PAYABLE

The Company has promissory notes payable to one of the Company’s executives as of March 31, 2009 and his relatives which are intended to act as bridge loans until financing is secured. The terms of the outstanding indebtedness require the consent of senior secured convertible note holders prior to the incurrence of any additional indebtedness by the Company.

During September of 2008, the notes payable were restructured and the outstanding accrued interest of $96,244 along with the original principal was refinanced.

Accrued interest on the notes payable, as of March 31, 2009 and December 31, 2008, was $39,586 and $18,527, respectively and is reflected in accrued liabilities in the Company’s condensed consolidated balance sheets.

	March 31, 2009	December 31, 2008

On August 31, 2006, the Company entered into a promissory note with an original due date of September 30, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum.	$107,134	$107,134
On September 9, 2006, the Company entered into a promissory note with an original due date of October 7, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum.	61,528	61,528
On September 28, 2006, the Company entered into a promissory note with an original due date of October 27, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum.	115,937	115,937
On May 27, 2008, the Company entered into a promissory note with an original due date of May 31, 2009. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	103,498	103,498

	$388,097	$388,097

Notes payable – other

On May 27, 2008, the Company entered into four promissory notes with an original due date of May 31, 2009. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	$181,072	$181,072
On February 20, 2006, the Company entered into a promissory note with an original due date of May 20, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	162,075	162,075
On September 4, 2003, the Company entered into a Small Business Administration loan with a due date of October 1, 2008. Interest accrues at the rate of 6.25% per annum.	—	—

	$343,147	$343,147

Total Notes Payable	$731,244	$731,244

Notes payable of $731,244 as of March 31, 2009 are due in 2010 with no principal payments due in 2009.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	CONVERTIBLE NOTES

The Company entered into a Securities Amendment and Purchase Agreement dated December 23, 2008 (the “Agreement”) pursuant to which certain holders (the “Holders”) of certain senior secured promissory notes (the “Notes”) previously issued by the Company agreed to amend the Notes (“Amended Notes”) to provide for the extension of the maturity date. The Amended Notes shall mature on either (a) the earlier of (x) May 31, 2009, or (y) the closing date of a Qualifying Transaction (as defined in the Agreement); (b) in the event no Markman Group Transaction (as such term is defined in the Agreement) closes by the earliest maturity date currently in effect of any of the Markman Group Notes, then the New Maturity Date shall mean the same date as such earliest maturity date of any of the Markman Group Notes; or (c) in the event no Qualifying Transaction closes by May 31, 2009, then the New Maturity Date shall mean May 30, 2010, subject to the terms of the Agreement. The Agreement further provided that payment of the Amended Notes shall be secured by a first ranking security interest over all assets of the Company and its subsidiaries. The Amended Notes shall carry compounding interest of 1% per month (the “Interest”). Interest shall be payable at the New Maturity Date of the Amended Notes.

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

Further to the Securities and Purchase Agreement of December, 23, 2008, the Company settled certain consulting obligations with a Holder and converted those obligations into the existing senior secured promissory note. This agreement has the same provisions and features as outlined above.

Upon the adoption of EITF 07-5 on January 1, 2009 (see Note 2), the $1,679,544 in proceeds allocated to the warrants on the commitment date was classified as a derivative liability that is subject to mark-to-market adjustment in each period. The fair value of the warrants at March 31, 2009 was determined by using the Black-Scholes model assuming a stock price of $0.25, a risk free interest rate of 1.67%, volatility of 89% and an expected life of 5.17 years, which is equal to the remaining contractual life of the warrants. The warrants had a fair value of $4,345,399 on March 31, 2009, each warrant option having a value of $0.17 per share and a probability of vesting of 100%.

Upon the adoption of EITF 07-5 on January 1, 2009, the Company determined the contingent conversion option within the Notes to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each period. The fair value of the contingent conversion option on December 23, 2008, was determined by using the Black-Scholes model assuming a stock price of $0.20, a risk free interest rate of 0.41%, volatility of 89% and an expected life of 1.44 years, which is equal to the remaining contractual life of the debt resulting in a fair value of $1,581,505 on December 23, 2008. In determining the value of the contingent conversion option, the Company estimated a 50% probability that the Notes would ultimately become convertible. The Company re-measured the conversion option at December 31, 2008 using the Black-Scholes model and assumptions similar to those used on December 23, 2008 and determined the fair value to be $1,570,803. The Company re-measured the conversion option again at March 31, 2008 and determined the fair value to be $4,289,650. The fair value of the contingent conversion option at March 31, 2009 was determined by using the Black-Scholes model assuming a stock price of $0.25, a risk free interest rate of 0.57%, volatility of 89%, an expected life of 1.17 years, which is equal to the remaining contractual life of the debt, and a probability factor of 100%.

Upon the adoption of EITF 07-5 on January 1, 2009 and the bifurcation of the contingent conversion option as a derivative liability, the debt discount related to the beneficial conversion feature that was previously established in accordance with EITF 00-27 on December 23, 2008 totaling $1,380,237 was eliminated.

On February 13, 2009, an Amendment to the Agreement was entered into with other note holders (“Markman Group”). The terms the Markman Group entered into are substantially similar with the terms entered into with the Holders. The Company also included warrants within the Markman Group transaction for rights to purchase an aggregate of 1,133,123 shares of Common Stock of the Company at $0.30 per share. As a result of the Amendment to the Agreement, the notes and related warrants contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. In accordance with EITF 07-5, the warrants and contingent conversion option were classified as derivative liabilities on the balance sheet and will be marked-to-market each period. The fair value of the warrants and contingent conversion option at February 13, 2009 were determined using the Black-Scholes model with a 50% probability factor. The assumptions used were consistent with those used in connection with the Agreement. The warrants and contingent conversion option had a fair value of $339,937 on February 13, 2009. The Company re-measured the warrants and contingent conversion option at March 31, 2008 using the Black-Scholes model with a 100% probability factor and determined the fair value to be $379,000. At March 31, 2009 and December 31, 2008 the unamortized balance of the debt discounts were $2,956,691 and $2,707,259, respectively. Amortization related to the debt discounts for the three months ended March 31, 2009 and 2008 was $594,413 and $0, respectively.

6.	STOCKHOLDERS’ EQUITY (DEFICIT)

During the first quarter of 2009 the company issued 327,765 shares of common stock in satisfaction of accounts payable with a vendor. The share value on the date of issuance was $0.38 and the dollar amount of accounts payable satisfaction was $122,913.

WARRANTS

A summary of warrant activity is as follows:

	Warrants	Price	Weighted Average Price	Weighted Average Life (Years)

Balance January 1, 2009	31,126,936	—	0.56	4.52

Refinanced	(31,000)	—	—	5.00

Issued	1,133,123	0.30	0.30	5.00

Balance March 31, 2009	32,229,059		0.56	4.69

Exercisable March 31, 2009	5,162,879		0.33	5.00

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In February 2009, the Company executed three year employment agreements which set forth the terms of Ms. Tina Bartelmay’s appointment as the Company’s President and Chief Operating Officer and the term of Mr. Brett Cohen’s appointment as the Company’s Executive Vice President. In connection with these agreements the Company granted options to purchase an aggregate of 3,050,000 shares of the Company’s common stock. The fair value of the stock option was determined by the Black-Scholes model assuming an exercise price of $.20, risk free rate of 1.76% and volatility of 89% and a three year term.

Share information related to options granted under the above issuances is as follows:

	Weighted Average
	Options Granted	Exercise Price

Outstanding at January 1, 2009	2,389,000	$0.90

Granted Q1	3,050,000	$0.20
Forfeited Q1	(90,000)	$0.76
Exercised	0	—

Outstanding at March 31, 2009	5,349,000	$0.50

Available for future grant	1,599,073

Average remaining term (years)	9.15

Exercisable at March 31, 2009:	373,500	$0.98

Intrinsic Value:
Outstanding	0
Exercisable	0

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the components and classification of stock-based compensation expense included in the consolidated statements of operations.

Stock options granted pursuant to the 2008 Stock Incentive Plan	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Non-executive Directors	03/27/2008	1,050,000	$1,271,953	250,000	$421,634	SG&A

Stock options granted pursuant to the Third Quarter 2008	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	7/18/2008	775,000	$587,743	—	$58,371	SG&A
Consultants	7/18/2008	75,000	$56,878	—	$6,320	SG&A
Consultants	8/01/2008	24,000	$10,455	10,000	$1,742	SG&A

Stock options granted pursuant to the Fourth Quarter 2008	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	7/18/2008	10,000	$7,584	—	$790	SG&A
Employees	10/06/2008	1,000,000	$450,685	100,000	$45,069	SG&A
Employees	12/08/2008	30,000	$7,697	—	$60	SG&A

Stock options granted pursuant to the First Quarter 2009	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	2/09/2009	3,050,000	$895,512	—	$298,504	SG&A

7.	COMMITMENTS

CONSULTING AGREEMENTS

In February of 2009, the Company entered into a consulting agreement with its Chairman and Acting Chief Executive Officer whereby the Chairman and Acting Chief Executive Officer would provide management consulting services to the Company. The consulting agreement has a four month term. During the first quarter of 2009 the Company incurred expenses of $24,000 related to this consulting agreement.

In March of 2009, the Company entered into a consulting agreement with an investment advisor whereby the investment advisor would provide management consulting services in addition to investment advisory services. The consulting agreement ends on the earlier of the consummation of a transaction or upon delivery of written notice of termination. This agreement may be terminated at any time by the Company or the consultant and will be effective 10 days after the date of termination notice. During the first quarter of 2009 the Company incurred expenses of $15,000 related to this consulting agreement.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

8.	BUSINESS SEGMENTS

The Company’s operations by business segment for the three months ended March 31, 2009 and 2008 were as follows:

2009	Professional Services	Care Management	Total

Net Revenues	$1,534,555	$6,089,183	$7,623,738

Business Unit Profit Loss	(94,546)	1,804,071	1,709,525
Unallocated Overhead	—	—	(1,905,725)

Operating Profit Loss			$(196,200)

Identifiable Assets	$912,755	$3,900,694	$4,813,449

2008	Professional Services	Care Management	Total

Net Revenues	$2,507,198	$2,811,152	$5,318,350

Business Unit Profit Loss	(900,587)	325,690	$(574,897)
Unallocated Overhead	—	—	(1,990,084)

Operating Profit Loss			$(2,564,981)

Identifiable Assets	$2,275,373	$6,723,990	$8,999,363

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	RISKS AND UNCERTAINTIES

PATIENT SERVICE REVENUE

Approximately 81% and 37% of net patient services revenue in the three months ended March 31, 2009 and 2008, respectively, was derived the combination of federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company’s ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the three month periods ended March 31, 2009, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

10.	FAIR VALUE MEASUREMENTS

The Company’s recurring fair value measurements at March 31, 2009 were as follows:

	Fair Value as of March 31, 2009	Quoted Prices in Active Markets for Identical (Level 1) Assets (Level 1)	Significant other Observable Inputs (Level 2) (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the three months ended March 31, 2009

Liabilities:
Warrants	$4,536,123	—	$4,536,123	—	$2,702,778
Embedded conversion option	$4,477,926	—	$4,477,926	—	$2,723,598

	$9,014,049	—	$9,014,049	—	$5,426,376

11.	SUBSEQUENT EVENT

In April 2009, the Company entered into a new contract with a carrier in the New York region to provide care management services.

HC INNOVATIONS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached hereto included in the Annual Report on Form 10-K for the years ended December 31, 2008 filed on March 27, 2009.

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

As is typical with early stage, growth companies, fiscal year 2007, 2008 and first quarter 2009 losses are largely a result of business development expenses as well as significant investment in building infrastructure for growing our divisions, business and clinical systems and programs. During the first quarter of 2008 we opened Easy Care operations in the state of Alabama bringing the total number of Easy Care operations to five at March 31, 2009.

In addition to the new operations opened during 2008 we experienced growth in the number of members under care within the Easy Care Operations. As of March 31, 2009 we had approximately 6,400 members under care throughout the Easy Care operations representing a 6% increase from members under care as of December 31, 2008.

RESULTS OF OPERATIONS

Our focus through the first quarter of 2009 was to invest in the areas of IT/Systems, clinical protocol training and development, human resource recruiting, training and development as well as marketing and business development expense. We have invested heavily in the development of proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. During 2008 and 2009 to date, we have also invested in management and systems infrastructure in anticipation of rapid growth.

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

THREE - MONTHS ENDED MARCH 31, 2009 AND 2008

Revenues

For the three months ended March 31, 2009, net revenue was $7,623,738, representing an increase of $2,305,388 (43%), as compared to the net revenue of $5,318,350 for the three months ended March 31, 2008. The increase is a result of growth from existing operations.

Cost of Net Revenue and Gross Profit

For the three months ended March 31, 2009, cost of net revenue was $4,118,489, representing an increase of $3,759 (0%), as compared to the cost of net revenue of $4,114,730 for the three months ended March 31, 2008. The minimal increase is a result of growth from existing operations. During the first quarter of 2009, new NP Care operations generated $952,622 in net cost of revenue and Easy Care operations generated $3,165,867 in net cost of revenue.

For the three months ended March 31, 2009, gross margin was $3,505,249 or 46% of net revenue representing an increase of $2,301,629, or 191% as compared to the gross margin of $1,203,620, or 23% of net revenue for the three months ended March 31, 2008. During the first quarter of 2009, new NP Care operations generated $581,932 in gross margin and new Easy Care operations generated $2,923,317 in gross margin.

Selling, General and Administrative Expense (“SG&A Expenses”)

SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended March 31, 2009, total SG&A Expenses were $3,563,346, representing an increase of $93,086 or 3% as compared to the total SG&A Expenses of $3,470,260 for the three months ended March 31, 2008. This increase is a result of the Company’s continuing enhancement to the senior management and additional expenses incurred for the opening of new offices, as well as added systems and infrastructure costs.

Depreciation and amortization expense are calculated using the straight line method over the estimated useful lives of the assets, or, in the case of leasehold improvements over the remaining term of the related lease, whichever is shorter. For the three months ended March 31, 2009, depreciation and amortization expense included in operating expenses was $138,103, representing a decrease of $160,238 or (54%), as compared to the total depreciation and amortization expense of $298,341 included in SG&A for the three months ended March 31, 2008. This decrease is primarily the result of internally developed software impairment recognized in December 2008.

Income (Loss) from operations

For the three months ended March 31, 2009, we incurred a loss from operations of ($196,200) representing an improvement of $2,368,781 or 92%, compared to ($2,564,981) for the three months ended March 31, 2008. We expect further improvement in our results of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

Income Tax Expense

We have incurred net operating losses (NOLs) since inception. At March 31, 2009, we had net operating loss carry forwards for federal income tax purposes of approximately $31.4 million, which is available to offset future federal taxable income, if any, ratably through 2028. These net operating losses are subject to review by federal and state tax authorities.

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

2. SUBCONTRACTING WITH POPULATION BASED-SINGLE DISEASE ORIENTED DISEASE MANAGEMENT COMPANIES — many of these companies either have large Medicare populations, are partnering with an HMO in a CCI (Medicare demonstration project), or seeking contracts with the states for Medicaid populations which include the disabled. In these cases we subcontract with the company and enable them to provide a complete spectrum of care which includes hands-on and presence in the community for the medically complex and frail.

3. DUAL ELIGIBLE MEDICARE/MEDICAID PLANS - these are relatively new entities but a number of companies who are already in the Medicaid market are seeking to enroll Medicare members who have both insurances since the reimbursement incentives are favorable. Most of these companies do not have experience with the medically complex and frail patients and are seeking partners to help them.

4. MEDICAID CONTRACTS —although this is a population which could benefit from our programs, the sales cycle is very long (up to two years) and the RFP (Request for Proposal) process too distracting for EASY CARE(SM) at this time. Our approach in this context is to partner with other Disease Management and Managed Care Organizations as part of their Request for Proposal responses.

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

NP Care has two revenue models:

•	Fee for service

− Where our Nurse Practitioners visit patients for acute care needs and bill the patients’ insurance company. Medicare and Medicaid comprise 84% of our fee for service revenue.

•	Managed Care

− Institutional Specialty Needs Programs – Currently contracted with Health Spring of Tennessee and explanation of the Institutional Specialty Needs Program is below.

−

Medicaid Managed Care – Caring for all residents living in nursing homes who have Medicaid as their primary insurance. We have a contract with McKesson Health Services to provide this care for residents in the State of Illinois.

In March 2009 the Company exited select markets related to its NP Care business. Those specific markets were Connecticut, Massachusetts, and Florida. The Company maintains NP Care business in Tennessee and Illinois. The Company will continue to evaluate these markets as well as entry into other possible markets as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible notes and cash flows from operations. At March 31, 2009 and 2008, we had $312,049 and $945,696, respectively, in cash and cash equivalents. Operating activities for the three months ended March 31, 2009 used $20,111, representing an improvement of $2,570,204 when compared to the cash used in operating activities of $2,590,315 for the three months ended March 31, 2008. This change is primarily due to the increased membership and growth in the business.

We have incurred significant costs for the development of software for internal use. For the three month period ended March 31, 2009 and the year ended December 31, 2008, the Company incurred $0 and $234,848 respectively, in capitalized software costs.

Accounts Receivable

As of March 31, 2009 and 2008, our accounts receivable aging by major payers was as follows:

March 31, 2009
	0-30	31-60	61-90	> 90	Total

Medicare	64,314	26,048	12,395	33,850	136,607
Medicaid	8,627	9,590	7,663	30,353	56,233
Healthnet	2,913	2,991	1,034	9,630	16,568
Blue Cross	2,229	2,072	1,035	26,847	32,183
Other Private	2,037,566	165,021	9,760	188,358	2,400,705

	2,115,649	205,722	31,887	289,038	2,642,296

March 31, 2008
	0-30	31-60	61-90	> 90	Total

Medicare	603,817	127,599	66,193	158,747	956,356
Medicaid	27,621	13,893	9,196	55,795	106,505
Healthnet	30,691	6,960	4,935	27,388	69,974
Blue Cross	28,472	15,324	14,532	70,033	128,361
Other Private	1,115,543	680,002	412,459	152,567	2,360,571

	1,806,144	843,778	507,315	464,530	3,621,767

Receivables recorded at March 31, 2009 and 2008 consists primarily of capitated contracts and to a lesser extent patient service fees to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by management and a third party billing company responsible for collecting amounts due.

A significant portion of our patient services revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. We monitor our revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in our condensed consolidated financial statements for three months ended March 31, 2009 and the year ended December 31, 2008 are recorded at the amount ultimately expected to be received from these payers. For the three months ended March 31, 2009 and the year ended December 31, 2008, there were $678,543 and $5,315,186, respectively, recorded as contractual allowances.

Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management’s expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. For the three months ended March 31, 2009 and 2008, there were no bad debt direct write-offs recorded in our results of operations.

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

We are obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of March 31, 2009 are as follows:

PERIODS ENDING DECEMBER 31,

2009	$415,016
2010	335,368
2011	98,859
2012	58,908
2013	50,190

Total minimum lease payments	$958,341

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

REVENUE RECOGNITION

A portion of our patient services revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. We monitor our revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Accordingly, a portion of the total net revenues and receivables reported in our consolidated financial statements are recorded at the amount ultimately expected to be received from these payers.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

We have capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position (SOP) No. 98-1, “Accounting for the Costs of “Computer Software Developed or Obtained for Internal Use.” In accordance with SOP No. 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value in accordance with Statement of Financial Accounting Standards (SFAS”) No. 157,Fair Value Measurements (SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 - inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 - unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

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

NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) , No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the condensed consolidated financial statements.

In January 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants and convertible instruments with such provisions will no longer be recorded in equity. The Company evaluated whether the warrants to acquire stock of the Company and the conversion feature in its convertible notes contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. The Company determined that the warrants issued under the Securities Amendment and Purchase Agreement dated December 23, 2008 and the contingent conversion option in the notes issued under the same Agreement contained such provisions.

In accordance with EITF 07-5, the Company, beginning on January 1, 2009, recognizes these warrants and the embedded contingent conversion option as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $5,658 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants and contingent conversion option.

Accounting Standards Not Yet Adopted

There are no new accounting standards that are expected to have a significant impact on the Company.

ITEM 3. QUANTITIVE AND QUALTITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the effectiveness of the design and operation of its disclosure controls and procedures to allow timely decisions regarding required disclosure as of the period covered by this report. This reevaluation was done under the supervision and with the participation of management, including the Company’s Acting Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate. Based on this evaluation, the Company concluded that because of material weakness in our internal controls over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) may not be effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings and to ensure information required to be included by the Company in reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management including the Company’s Acting CEO and CFO, as appropriate, to allow timely decisions regarding disclosure as of the end of the period covered by this report. The audit adjustments recorded for 2008 and 2007 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Management has engaged in remediation efforts to address the material weakness identified in the Company’s disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weakness in the Company’s internal control over financial reporting as of March 31, 2009, the Company believes that the condensed consolidated financial statements contained in this report present fairly its financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

CHANGES IN INTERNAL CONTROLS

As stated herein, the Company is currently working on changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and expects to have these changes fully implemented by the end of the third quarter of 2009.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

The Company’s management, including its Acting CEO and CFO, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, nor to our knowledge, is there any proceeding threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On January 25, 2009, the Company received notice from David Chess, M.D., then Chief Executive Officer and Chairman of the Board of Directors, of his intention to resign from the position of Chief Executive Officer, effective January 25, 2009. Dr. Chess continues as Chief Medical Officer of the Company and remains as a director of the Company. Dr. Chess will continue to focus on the long-term growth objectives of the Company and will remain intimately involved in business and product development, clinical protocols and investor relations.

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

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last disclosed these procedures.

ITEM 6. EXHIBTS

A. Exhibits:

31.1 Certification of the Chairman of the Board and Acting Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certifications of the Chairman of the Board and Acting Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC Innovation, Inc.

Date: May 15, 2009	By:	/S/ KENNETH D. LAME

Kenneth D. Lame
Chairman of the Board and Acting Chief Executive Officer

HC Innovation, Inc.

Date: May 15, 2009	By:	/S/ R. SCOTT WALKER

R. Scott Walker
Chief Financial Officer