Form 10-K/A
period 2008-12-31
HC Innovations, Inc.
filed 2009-06-11
CIK 1370512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-K/A, (the “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”), as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2009. This Amendment relates to “Item 10: Directors, Executive Officers and Corporate Governance,” “Item 11: Executive Compansation, Item 13: Certain Relationships and Related Transactions, and Item 15: Exhibits. In addition, new Certifications are filed as exhibits to the Amendment. However, the Amendment sets forth the Form 10-K in its entirety. The Amendment is filed in response to comment letter the Company received from the staff of the Securities and Exchange Commission on the Original Filing.

          The Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. None of the reported amounts in the Consolidated Balance Sheets, Statements of Operations, Statements of Shareholders’ Equity or Statements of Cash Flows were changed from those originally reported.

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

          IF WE CANNOT ACHIEVE PROFITABILITY FROM OPERATING ACTIVITIES, WE MAY NOT BE ABLE TO MEET OUR WORKING CAPITAL NEEDS.

          Our 10-K/A must be considered in light of the numerous risks, expenses, delays and difficulties frequently encountered in the healthcare industry, as well as the risks inherent in the development of new programs and the commercialization of new services particularly given our failure to date to operate profitably.

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

          In connection with the June Offering, we issued, in March 2007, approximately 1,708,000 shares of our common stock as a result of the conversion of the June Offering Convertible Debentures. As provided in those Debentures, the holders were entitled to convert the principal amount of the Debenture in the event that we became a fully reporting company. As indicated in this Form 10-K/A, we became a fully reporting company on February 13, 2007 and, accordingly, the June Offering investors converted their Debentures. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise

          In March 2007, in connection with the September Offering, we requested that the investors exercise their respective warrants issued in the September Offering and in return receive an additional 2007 warrant at an exercise price of $3.00 for every two warrants exercised from the September Offering. During March and April 2007, we received approximately $1,187,500 from the exercise of the September Offering warrants and have issued 2007 warrants for an additional 475,000 shares of our common stock to five (5) September Offering investors. The investors represented in writing that they were accredited investors and acquired the securities for their own accounts. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

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

          The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion of our financial condition and results of operations should be read in conjunction with (1) our audited financial statements for the years ended December 31, 2008 and 2007, contained elsewhere in this Annual Report on Form 10-K/A.

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

          In connection with the June Offering, we issued, in March 2007, approximately 1,708,000 shares of our common stock as a result of the conversion of the June Offering Convertible Debentures. As provided in those Debentures, the holders were entitled to convert the principal amount of the Debenture in the event that we became a fully reporting company. As indicated in this Form 10-K/A, we became a fully reporting company on February 13, 2007 and, accordingly, the June Offering investors converted their Debentures. A legend was placed on the securities stating that such securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration statement covering such shares or an the availability of an exemption from the registration requirements of the Securities Act.

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

ACCOUNTS RECEIVABLE

          As of December 31, 2008 and 2007, the Company’s accounts receivable aging by major payers was as follows:
December 31, 2008

	0- 30	31 - 60	61 – 90	> 90	Total

MEDICARE	$292,101	$18,145	$0	$0	$310,246
MEDICAID/STATE WELFARE	9,648	2,394	0	0	12,042
BLUE CROSS/BLUE SHIELD	15,686	3,572	0	0	19,258
HEALTH NET	13,859	3,763	0	0	17,622
OTHER PRIVATE	1,974,095	494,495	84,540	12,337	2,565,467

	$2,305,389	$522,369	$84,540	$12,337	$2,924,635

December 31, 2007

	0- 30	31 - 60	61 - 90	> 90	Total

MEDICARE	$381,268	$95,460	$76,711	$190,782	$744,221
MEDICAID/STATE WELFARE	11,842	9,917	10,898	49,387	82,044
BLUE CROSS/BLUE SHIELD	33,267	19,154	18,040	59,626	130,088
HEALTH NET	5,779	1,766	1,193	5,320	14,058
OTHER PRIVATE	1,055,844	87,374	62,563	39,867	1,245,648

	$1,488,000	$213,672	$169,406	$344,981	$2,216,059

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

          The Company has capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position (SOP) 98-1, “ Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

          See the F-Pages contained herein, which include our audited consolidated financial statements. The information required by this item is contained in the consolidated financial statements set forth in Item 15(a) under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K/A.

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

Code of Business Conduct and Ethics

          The Company has adopted a Code of Ethics that is included in the Company’s Employee Handbook and applies to the Company’s principal executive officers, principal financial officer, and principal accounting officer as well as all other employees. The Code of Ethics imposes upon all employees a high legal and ethical standard. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a current report within four days of such amendment or waiver

Section 16(a) Beneficial Ownership Reporting Compliance

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

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of the members of our Board of Directors as of December 31, 2008 were “independent” within the meaning of such rules.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

          The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last two years to the Company by its Chief Executive Officer and to each of the Company’s other three executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Chess(1), Chief
Executive Officer and	2008	100,000						200,000	300,000
Chairman of the Board	2007	100,000	N/A	N/A	N/A	N/A	N/A	200,000	300,000

Tina Bartelmay(2),
President and Chief	2008	164,423						2,077	166,500
Operating Officer	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

R. Scott Walker(3), Chief	2008	38,942			45,069			N/A	84,011
Financial Officer	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Brett Cohen(4), Executive
Vice-President, Operations	2008	161,538						3,105	164,643
	2007	85,000	N/A	N/A	N/A	N/A	N/A	N/A	85,000

(1)

Dr. Chess received an annual salary of $100,000. He also received $200,000 per annum in the form of guaranteed payments from NP Care, a subsidiary of the Company, for services rendered by Dr. Chess to NP Care.

(2)

Ms. Bartelmay received $164,423 in compensation for services rendered to the Company during the fiscal year 2008. She also received $2,077 as the Company’s match to her 401(k) contribution. Pursuant to her employment agreement, Ms. Bartelmay is due to receive an annual salary of $225,000. In 2009, she received 1,700,000 options to purchase shares of the Company’s common stock at an exercise price of $0.20 per share, expiring ten years from the date of the grant. The Company estimates the fair value of options using a Black-Scholes valuation model. Please see “Stock-Based Transactions” in the accompanying financial statements.

(3)

Mr. Walker is to receive an annual salary of $225,000. In 2008, he received 1,000,000 options to purchase shares of the Company’s common stock at an exercise price of $0.635 per share, expiring ten years from the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Please see “Stock-Based Transactions” in the accompanying financial statements.

(4)

Mr. Cohen received $161,538 in compensation for services rendered to the Company during the fiscal year 2008. He also received $3,105 as the Company’s match to her 401(k) contribution. Pursuant to his employment contract, Mr. Cohen is due to receive an annual salary of $200,000. In 2009, he received 1,350,000 options to purchase shares of the Company’s common stock at an exercise price of $0.20 per share, expiring ten years from the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Please see “Stock-Based Transactions” in the accompanying financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of December 31, 2008.

	Option awards					Stock awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Chess, Chief Executive Officer and Chairman of the Board	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Tina Bartelmay, President and Chief Operating Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

R. Scott Walker, Chief Financial Officer	100,000	900,000	$450,685	$0.64	10/06/2018	N/A	N/A	N/A	N/A

Brett Cohen, Executive Vice President, Operations	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

Compensation of Directors

The following table sets forth the aggregate cash compensation paid by the Company for services rendered by its Directors during the last completed fiscal year.

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	Changes in Pension Value and Nonqualified Compensation Earnings	All Other Compensation	Total ($)

David Chess	N/A	N/A	N/A	N/A	N/A	N/A	$0
Jeffrey L. Zwicker	N/A	N/A	$105,996	N/A	N/A	N/A	$105,996
Orlo L. Dietrich	N/A	N/A	$105,996	N/A	N/A	N/A	$105,996

For services rendered to the Company as members of its Board of Directors, Mr. Zwicker and Mr. Dietrich each received 250,000 options to purchase shares of the Company’s common stock, exercisable at an exercise price of $1.22 per share. As of the December 31, 2008, 87,500 of the 250,000 options issued to each of Mr. Zwicker and Mr. Dietrich have vested. The Board of Directors did not receive any other type of compensation for their services.

EMPLOYMENT AGREEMENTS

On October 6, 2008, the Company entered into a three (3) year employment agreement with Mr. Scott Walker as the Company’s Chief Financial Officer. Under the terms of the agreement, Mr. Walker shall receive a base salary at an initial annual rate of two hundred twenty five thousand dollars ($225,000). Further, Mr. Walker shall be entitled to (a) an annual incentive compensation award based on performance targets, with earnings being a key performance target, which shall afford Mr. Walker the opportunity to earn an award of twenty-five percent (25%) of his Base Salary; (b) an option to purchase one million (1,000,000) shares of the Company’s Common Stock at an exercise price of $0.635 per share; (c) participation in the Company’s 2008 Incentive Compensation Plan; and (d) participation in all benefits to which other similarly situated executives and employees of the Company are entitled to receive. Of the 1,000,000 options granted to Mr. Walker, 100,000 vest upon the execution of the employment agreement, and the remaining 900,000 options shall vest in five equal annual increments beginning October 6, 2009.

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

On February 9, 2009, the Company executed three (3) year employment agreements with Ms. Tina Bartelmay, as the Company’s President and Chief Operating Officer, and with Mr. Brett Cohen, as the Company’s Executive Vice-President.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The Company consolidates all controlled subsidiaries, which control is effectuated through ownership of voting common stock or by other means. In states where ECI is not permitted to directly own a medical operation due to prohibition against the corporate practice of medicine laws in those states, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, ECI conducts business through LLCs that it controls through Dr. Chess, our former Chief Executive Officer, as the sole member, and it is these affiliated LLCs that employ Advanced Practice Nurse Practitioners (APRNs) who practice medicine. In such states, ECI generally enters into exclusive long-term management services agreements with the LLCs that operate the medical operations that restricts the member(s) of the affiliated LLCs from transferring their ownership interests in the affiliated LLCs and otherwise provides ECI or its designee with a controlling voting or financial interest in the affiliated LLCs and their operations. The underlying entities (LLCs), which are required to be consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities”, would also be consolidated under the provisions of Emerging Issues Task Force (“EITF”) No. 97-2, “Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements”. The LLCs have been determined to be variable interest entities due to the existence of a call option under which ECI has the ability to require the member(s) of all of the voting equity interests of the underlying LLCs to transfer their equity interests at any time to any person specified by ECI and vote the member(s) interests as ECI instructs. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders. In addition, the Company has an exclusive long-term management services agreement with each of the LLCs and the member(s) of the LLCs which allows the Company to direct all of the non-clinical activities of the LLCs, retain all of the economic benefits, and assume all of the risks associated with ownership of the LLCs. In this manner, the Company has all of the economic benefits and a risk associated with the LLCs, but has disproportionately few voting rights.

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

10.17	Employment Agreement with R. Scott Walker (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2008 and incorporated herein by reference).

10.18	Securities Amendment and Purchase Agreement dated December 23, 2008 (filed as Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on December 31, 2008 and incorporated herein by reference).

10.19

Guarantee and Amended and Restated Security Agreement dated December 23, 2008 (filed as Exhibit 1.02 to the Company’s Current Report on Form 8-K filed on December 31, 2008 and incorporated herein by reference).

10.20	Registration Rights Agreement dated December 23, 2008 (filed as Exhibit 1.03 to the Company’s Current Report on Form 8-K filed on December 31, 2008 and incorporated herein by reference).

10.21	Form of Amended Notes (filed as Exhibit 1.04 to the Company’s Current Report on Form 8-K filed on December 31, 2008 and incorporated herein by reference).

10.22	Form of Warrants (filed as Exhibit 1.05 to the Company’s Current Report on Form 8-K filed on December 31, 2008 and incorporated herein by reference).

10.23	Form of Promissory Note executed by HC Innovations, Inc. in favor of People Bank.

10.24	Business Credit Account Agreement between HC Innovations, Inc. and Citibusiness Credit Center.

21	List of Subsidiaries.*

31.1	Certification of Chairman of the Board and Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* These documents are rendered as previously filed and incorporated by reference to the Company’s Form 10-K, as amended.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 11, 2009

By:

/s/ Kenneth Lamé

Kenneth Lamé
Chairman of the Board and Acting Chief Executive Officer
(Principal Executive Officer)

By:

/s/ R. Scott Walker

R. Scott Walker
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Chess, MD	/s/ Orlo Dietrich

David Chess, Founder, Vice Chairman	Orlo Dietrich, Director
and Chief Medical Officer	June 11, 2009
June 11, 2009

/s/ Richard DeLater	/s/ Jeffrey L. Zwicker

Richard DeLater, Director	Jeffrey L. Zwicker, Director
June 11, 2009	June 11, 2009

HC INNOVATIONS, INC. AND SUBSIDIARIES
Table of Contents

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

F-1

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

F-2

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

F-3

HC INNOVATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2008 and 2007

	Common Stock					Total Stockholders’ Equity (Deficit)
	Shares Issued		Paid-In Capital	Subscriptions Receivable
		Amount			Deficit

Balance, January 1, 2007	30,956,340	$30,956	$3,102,062	$(21,671)	$(5,246,964)	$(2,135,617)

Common stock and warrants issued in connection with private placement, net of issuance costs (Note 11)	1,350,000	1,350	1,168,650	—	—	1,170,000
Common stock and warrants issued in connection with exercise of warrants, net of issuance costs (Note 11)	950,000	950	1,056,643	—	—	1,057,593
Common stock issued in connection with conversion of debentures (Note 8)	1,708,000	1,708	1,706,277	—	—	1,707,985
Issuance of common stock	1,006,400	1,007	(1,007)	—	—	—
Issuance of warrants in connection with consulting services (Note 11)	—	—	331,940	—	—	331,940
Issuance of common stock in connection with consulting services (Note 11)	30,000	30	104,970	—	—	105,000
Common stock and warrants issued in connection with exercise of warrants, net of issuance costs (Note 11)	550,000	550	618,140	—	—	618,690
Common stock and warrants issued in connection with private placement, net of issuance costs (Note 11)	1,666,667	1,667	4,998,333	—	—	5,000,000
Common stock and warrants issued in connection with private placement, net of issuance costs (Note 11)	250,000	250	499,750	—	—	500,000
Issuance of common stock in connection with consulting services (Note 11)	133,000	133	365,617	—	—	365,750
Beneficial conversion discount (Note 8)	—	—	2,166,000	—	—	2,166,000
Issuance of warrants to advisor in connection with convertible debentures (Note 8)	—	—	281,279	—	—	281,279
Issuance of warrants to investors in connection with convertible debentures (Note 8)	—	—	979,147	—	—	979,147
Net loss	—	—	—	—	(10,722,810)	(10,722,810)

Balance, December 31, 2007	38,600,407	$38,601	$17,377,800	$(21,671)	$(15,969,774)	$1,424,956

Issuance of warrants in connection with consulting services (Note 11)	—	—	114,591	—	—	114,591
Issuance of common stock (Note 11)	285,000	285	117,465	—	—	117,750
Issuance of options to directors (Note 11)	—	—	421,364	—	—	421,364
Subscriptions receivable reversal	—	—	—	21,671	—	21,671
Issuance of common stock and warrants (Note 11)	500,000	500	249,500	—	—	250,000
Issuance of options to employees (Note 11)	—	—	112,452	—	—	112,452
Issuance of options in connection with consulting services (Note 11)	—	—	7,463	—	—	7,463
Issuance of warrants to advisor in connection with convertible debentures (Note 8)	—	—	45,435	—	—	45,435
Issuance of warrants issued for Senior Secured Note Holders (Note 8)	—	—	1,380,237	—	—	1,380,237
Beneficial conversion discount for Senior Secured Note Holders (Note 8)	—	—	1,380,237	—	—	1,380,237
Beneficial conversion discount (Note 8)	—	—	359,000	—	—	359,000
Issuance of warrants in connection with convertible debentures (Note 8)	—	—	118,511	—	—	118,511
Net loss	—	—	—	—	(14,454,103)	(14,454,103)

Balance, December 31, 2008	39,385,407	$39,386	$21,684,055	$—	$(30,423,877)	$(8,700,436)

The accompanying notes are an integral part of these consolidated financial statements.

F-4

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

Capitalized Software Development Costs

The Company has capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position (SOP) 98-1, “ Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

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

F-20

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

F-21

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

$275,022

F-22

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

F-23

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

The provision for (benefit from) income taxes reconciles to the statutory federal rate as follows:

	December 31,

	2008		2007

Statutory federal tax rate	(34.00	) %	(34.00)%
State income tax, net of federal benefit	(7.32)		(5.59)
Permanent differences	4.39		1.48
Deferred tax state rate change	(6.52)		(5.54)
Deferred tax asset valuation allowance	43.45		43.65

Effective tax rate	—%		—%

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