Form 10-Q/A
period 2009-03-31
HC Innovations, Inc.
filed 2009-06-11
CIK 1370512

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     ☒     NO     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 if Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)     ☒ Yes     ☐ No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) ☐Yes ☒ No

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009, 39,713,172.

          This Amendment No. 1 on Form 10-Q/A, (the “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 (the “Original Filing”), as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2009. This Amendment relates to “Part I, Item 2: Management’s Discussion and and Analysis of Financial Condition and Results of Operations” and Part I, Item 4: Controls and Procedures. In addition, new Certifications are filed as exhibits to the Amendment. However, the Amendment sets forth the Form 10-Q in its entirety. The Amendment is filed in response to comment letter the Company received from the staff of the Securities and Exchange Commission on the Original Filing.

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

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended

	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net loss	$(6,522,186)	$(3,607,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	5,426,376	—
Depreciation and amortization - fixed assets	66,855	230,841
Amortization - capitalized software development costs	71,249	67,500
Write off of assets	3,881	—
Amortization of conversion option discounts	290,114	—
Amortization of discount - convertible debentures	—	252,538
Accrued interest on convertible debentures	29,937	—
Amortization of discount – warrants	304,299	—
Amortization of beneficial conversion discount	—	568,333
Consulting services expense – warrants	—	46,028
Stock based compensation	381,344	302,846
Consulting services expense - common stock	—	3,750
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	282,339	(1,405,708)
Prepaid expenses	(33,650)	56,549
Other assets	6,130	(10,718)
Increase (decrease) in:
Accounts payable	(344,984)	264,070
Accrued expenses	449,920	426,235
Deferred revenue and other current liabilities	(431,735)	214,473

Net cash used in operating activities	(20,111)	(2,590,315)

Cash flow from investing activities:
Purchases of fixed assets, net	(2,700)	(4,535)
Expenditures for capitalized software development costs	—	(234,848)

Net cash used in investing activities	(2,700)	(239,383)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	425,000
Proceeds from notes payable	—	50,000
Payments on notes payable	—	(58,480)
Payments on capital lease obligations	(59,122)	(70,916)
Deferred issuance costs paid	—	(12,500)

Net cash used in (provided by) financing activities	(59,122)	333,104

Net decrease in cash and cash equivalents	(81,933)	(2,496,594)
Cash and cash equivalents - beginning of period	393,982	3,442,290

Cash and cash equivalents - end of period	$312,049	$945,696

Supplemental cash flow information:
Cash paid during the year for:
Interest	$8,766	$31,822

Noncash investing and financing activities:
Common stock issued in satisfaction of accounts payable for consulting services	$122,913	$18,750

Beneficial conversion discount on convertible debentures	—	$210,000

Discount on convertible debentures - common stock and warrants	—	$56,973

Conversion of accounts payable to secured note	$30,000	—

Discount-contingent conversion option	$183,524	—

Discount-warrants	$156,414	—

Noncash investing and financing activities (cumulative effect):
Discount-embedded conversion option replacing beneficial conversion feature	$201,268	—

Discount-warrants	$299,307	—

THE ACCOMPANY NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

4

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

NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2009, the Company adopted the Company adopted Statement of Financial Accounting Standards (“SFAS”), No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the condensed consolidated financial statements.

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

Based on our current financial resources, we will require additional working capital to fund our ongoing business, business strategy including acquisitions and further development of our proprietary software systems. The Company intends to fund its operations for the next twelve months through capital raising efforts. To this end, the Company’s management will work with the Board of Directors to evaluate our current capital raising efforts. The Company also intends to re-evaluate its current operations in order to determine which markets and products the Company should consider exiting in order that our capital and resources are re-deployed to areas which align to our business strategy and will generate appropriate returns on capital. We also anticipate working on growth opportunities with our current customers and entering into new contracts with other health care providers. Currently, the Company generates adequate cash flow to sustain day to day operations to provide services to its constituents and pay its current obligations. In addition, the Company generates adequate cash flow to pay for past service obligations that have been accrued for but not settled. The Company will continue to focus on membership growth as well as cost savings and efficiencies through technology deployment and operational scale to improve its cash flow and liquidity position.

Although the Company is evaluating its capital raising opportunities, there can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing could impair our ability to achieve our business strategy. Further, there can be no assurance that we will be able to take advantage of any growth opportunities with our current customers, that we will be able to enter into new contracts with our existing clients, or that we will be able to execute on any of our planned methods of generating cash flow. We cannot give any assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including, but not limited to, our ability to further increase awareness of our programs, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales and nursing staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our programs, we will be required to deliver increasing outcomes to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased program demand or that we will be able to execute our programs on a timely and cost-effective basis.

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

ITEM 3. QUANTITIVE AND QUALTITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the effectiveness of the design and operation of its disclosure controls and procedures to allow timely decisions regarding required disclosure as of the period covered by this report. This reevaluation was done under the supervision and with the participation of management, including the Company’s Acting Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate. Based on this evaluation, the Company concluded that because of material weakness in our internal controls over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) are not effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings and to ensure information required to be included by the Company in reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management including the Company’s Acting CEO and CFO, as appropriate, to allow timely decisions regarding disclosure as of the end of the period covered by this report. The audit adjustments recorded for 2008 and 2007 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Management has engaged in remediation efforts to address the material weakness identified in the Company’s disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weakness in the Company’s internal control over financial reporting as of March 31, 2009, the Company believes that the condensed consolidated financial statements contained in this report present fairly its financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

CHANGES IN INTERNAL CONTROLS

As stated herein, the Company is currently working on changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and expects to have these changes fully implemented by the end of the third quarter of 2009. The changes that the Company has undertaken to date are as follows:

1.	Hired a Chief Financial Officer in October 2008;

2.	Hired a Controller in December 2008;

3.	Hired a Director of Financial Planning and Analysis in December 2008;

4.	Hired a consulting firm to assist the Company in assessing its compliance with the Sarbanes –Oxley Act in December 2008;

5.	Created a detailed budget and forecasting process for the year 2009;

6.	Defined and detailed the job description for each key finance and accounting personnel;

7.	Developed process flows and narratives around the Company’s policy and procedures; and

8.	Developed a policy for Procurement and Vendor Management.

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

HC Innovation, Inc.

Date: June 11, 2009	By:	/S/ KENNETH D. LAME

Kenneth D. Lame
Chairman of the Board and Acting Chief Executive Officer

HC Innovation, Inc.

Date: June 11, 2009	By:	/S/ R. SCOTT WALKER

R. Scott Walker
Chief Financial Officer