Form 10-K/A
period 2008-12-31
HC Innovations, Inc.
filed 2009-07-20
CIK 1370512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

          This Amendment No. 2 on Form 10-K/A, (the “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”), as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2009 and as amended by Form 10-K/A (Amendment No. 1) (the “10-K/A”), as filed on June 11, 2009. This Amendment relates to “Item 9A: Controls and Procedures,” “Item 10: Directors, Executive Officers and Corporate Governance, and Item 15: Exhibits. In addition, new Certifications are filed as exhibits to the Amendment. The Amendment sets forth the Form 10-K in its entirety and is filed in response to comment letter the Company received from the staff of the Securities and Exchange Commission the 10-K/A.

          The Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above and in the 10-K/A, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. None of the reported amounts in the Consolidated Balance Sheets, Statements of Operations, Statements of Shareholders’ Equity or Statements of Cash Flows were changed from those originally reported.

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

          Management’s conclusion is based on, among other things, the audit adjustments recorded for fiscal years 2007 and 2006 and the restatement of the Form 10-Q for the period ending March 31, 2008 which resulted from errors in accounting for stock-based compensation. The deficiency that caused such restatement resulted from inadequate controls over actions taken at the Board of Directors level whereby stock options approved by the Board were not accounted for by the finance/accounting department of the Company. In addition, there was a lack of controls over actions taken by the Company’s Human Resource department such that stock options granted to certain employees were not communicated to the finance/accounting department and thus, such were not properly recorded.

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

Remediation Plans

          Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and the following steps have been implemented:

▪

The Company’s Chief Financial Officer is tasked with the responsibility of approving stock based awards related to new employment offers, as well as existing employees and consultants and ensuring the appropriate and timely accounting of stock based awards.

▪	A People Resource Committee has been formed where stock based awards are discussed and approved. The Company’s Chief Financial Officer is a member of such committee.

▪

The Chief Financial Officer receives copies of minutes taken at the meeting of the Company’s Board of Directors and reviews the same for any matter relating to stock based awards that the Board of Directors is considering and/or approving.

                   The Company has also implemented the steps set forth below in order to ensure that the Company’s disclosure controls and procedures are effective to allow timely decisions regarding the required disclosure. Such steps were not a result of any additional weaknesses identified by the Company or its management, but were undertaken by the Company’s newly appointed Chief Financial Officer as a means of strengthening the Company’s controls and procedures:

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

3.	In October and December of 2008, the Company hired a full time Chief Financial Officer and a Corporate Controller, respectively.

4.	Strengthened procedures related to the monthly close process and holds monthly review meetings to review results of operations as compared to monthly plans/forecasts.

5.	Established a detailed timeline for review and completion of financial reports to be included in our future filings Forms 10-Q and 10-K.

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

Code of Business Conduct and Ethics

          The Company has adopted a Code of Ethics that is included in the Company’s Employee Handbook and applies to the Company’s principal executive officers, principal financial officer, and principal accounting officer as well as all other employees. The Code of Ethics imposes upon all employees a high legal and ethical standard. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a current report within four days of such amendment or waiver.

          A copy of the Code of Ethics referred to above will be provided by the Company, without charge, to any person upon request submitted by mail to the Company at its corporate address.

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

(2)

Ms. Bartelmay received $164,423 in compensation for services rendered to the Company during the fiscal year 2008. She also received $2,077 as the Company’s match to her 401(k) contribution. Pursuant to her employment agreement, Ms. Bartelmay is due to receive an annual salary of $225,000. In 2009, she received 1,700,000 options to purchase shares of the Company’s common stock at an exercise price of $0.20 per share, expiring ten years from the date of the grant. The Company estimates the fair value of options using a Black-Scholes valuation model. Please see “ Stock-Based Transactions” in the accompanying financial statements.

(3)

Mr. Walker is to receive an annual salary of $225,000. In 2008, he received 1,000,000 options to purchase shares of the Company’s common stock at an exercise price of $0.635 per share, expiring ten years from the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Please see “ Stock-Based Transactions” in the accompanying financial statements.

(4)

Mr. Cohen received $161,538 in compensation for services rendered to the Company during the fiscal year 2008. He also received $3,105 as the Company’s match to her 401(k) contribution. Pursuant to his employment contract, Mr. Cohen is due to receive an annual salary of $200,000. In 2009, he received 1,350,000 options to purchase shares of the Company’s common stock at an exercise price of $0.20 per share, expiring ten years from the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Please see “ Stock-Based Transactions” in the accompanying financial statements.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning unexercised stock options held by the named executive officers as of December 31, 2008.

	Option awards					Stock awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

David Chess, Chief Executive Officer and Chairman of the Board	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Tina Bartelmay, President and Chief Operating Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

R. Scott Walker, Chief Financial Officer	100,000	900,000	$ 450,685	$ 0.64	10/06/2018	N/A	N/A	N/A	N/A

Brett Cohen, Executive Vice President, Operations	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

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

10.17	Employment Agreement with R. Scott Walker (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2008 and incorporated herein by reference).

10.18	Securities Amendment and Purchase Agreement dated December 23, 2008.

10.19	Guarantee and Amended and Restated Security Agreement dated December 23, 2008.

10.20	Registration Rights Agreement dated December 23, 2008.

10.21	Form of Amended Notes (filed as Exhibit 1.04 to the Company’s Current Report on Form 8-K filed on December 31, 2008 and incorporated herein by reference).

10.22	Form of Warrants (filed as Exhibit 1.05 to the Company’s Current Report on Form 8-K filed on December 31, 2008 and incorporated herein by reference).

10.23	Form of Promissory Note executed by HC Innovations, Inc. in favor of People Bank.

10.24	Business Credit Account Agreement between HC Innovations, Inc. and Citibusiness Credit Center.

10.25	Care Management Services Agreement with Health Insurance Plan of Greater New York.

10.26	Care Management Services Agreement with HealthSpring of Tennessee.

10.27	Line of Credit Agreement.

21	List of Subsidiaries.*

31.1	Certification of Chairman of the Board and Acting Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive and Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* These documents are rendered as previously filed and incorporated by reference to the Company’s Form 10-K, as amended.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 20, 2009

By:

/s/ John Randazzo

John Randazzo
Acting Chief Executive Officer
(Principal Executive Officer)

By:

/s/ R. Scott Walker

R. Scott Walker
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Orlo Dietrich	/s/ Jeffrey L. Zwicker

Orlo Dietrich, Director	Jeffrey L. Zwicker, Director
July 20, 2009	July 20, 2009

/s/ Richard DeLater

Richard DeLater, Director
July 20, 2009

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

HC INNOVATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2008 and 2007

	Common Stock
	Shares Issued	Amount	Paid-In Capital	Subscriptions Receivable	Deficit	Total Stockholders’ Equity (Deficit)

Balance, January 1, 2007	30,956,340	$30,956	$3,102,062	$(21,671)	$(5,246,964)	$(2,135,617)

Common stock and warrants issued in connection with private placement, net of issuance costs (Note 11)	1,350,000	1,350	1,168,650	—	—	1,170,000
Common stock and warrants issued in connection with exercise of warrants, net of issuance costs (Note 11)	950,000	950	1,056,643	—	—	1,057,593
Common stock issued in connection with conversion of debentures (Note 8)	1,708,000	1,708	1,706,277	—	—	1,707,985
Issuance of common stock	1,006,400	1,007	(1,007)	—	—	—

Issuance of warrants in connection with consulting services (Note 11)	—	—	331,940	—	—	331,940
Issuance of common stock in connection with consulting services (Note 11)	30,000	30	104,970	—	—	105,000
Common stock and warrants issued in connection with exercise of warrants, net of issuance costs (Note 11)	550,000	550	618,140	—	—	618,690
Common stock and warrants issued in connection with private placement, net of issuance costs (Note 11)	1,666,667	1,667	4,998,333	—	—	5,000,000

Common stock and warrants issued in connection with private placement, net of issuance costs (Note 11)	250,000	250	499,750	—	—	500,000
Issuance of common stock in connection with consulting services (Note 11)	133,000	133	365,617	—	—	365,750
Beneficial conversion discount (Note 8)	—	—	2,166,000	—	—	2,166,000
Issuance of warrants to advisor in connection with convertible debentures (Note 8)	—	—	281,279	—	—	281,279
Issuance of warrants to investors in connection with convertible debentures (Note 8)	—	—	979,147	—	—	979,147
Net loss	—	—	—	—	(10,722,810)	(10,722,810)

Balance, December 31, 2007	38,600,407	$38,601	$17,377,800	$(21,671)	$(15,969,774)	$1,424,956

Issuance of warrants in connection with consulting services (Note 11)	—	—	114,591	—	—	114,591

Issuance of common stock (Note 11)	285,000	285	117,465	—	—	117,750
Issuance of options to directors (Note 11)	—	—	421,364	—	—	421,364
Subscriptions receivable reversal	—	—	—	21,671	—	21,671
Issuance of common stock and warrants (Note 11)	500,000	500	249,500	—	—	250,000
Issuance of options to employees (Note 11)	—	—	112,452	—	—	112,452
Issuance of options in connection with consulting services (Note 11)	—	—	7,463	—	—	7,463
Issuance of warrants to advisor in connection with convertible debentures (Note 8)	—	—	45,435	—	—	45,435
Issuance of warrants issued for Senior Secured Note Holders (Note 8)	—	—	1,380,237	—	—	1,380,237
Beneficial conversion discount for Senior Secured Note Holders (Note 8)	—	—	1,380,237	—	—	1,380,237
Beneficial conversion discount (Note 8)	—	—	359,000	—	—	359,000
Issuance of warrants in connection with convertible debentures (Note 8)	—	—	118,511	—	—	118,511
Net loss	—	—	—	—	(14,454,103)	(14,454,103)

Balance, December 31, 2008	39,385,407	$39,386	$21,684,055	$—	$(30,423,877)	$(8,700,436)

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