Form 10-Q/A
period 2009-03-31
HC Innovations, Inc.
filed 2009-07-20
CIK 1370512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2009, 39,713,172.

          This Amendment No. 2 on Form 10-Q/A, (the “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009 (the “Original Filing”), as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2009 and as amended by by Form 10-Q/A filed by the Company on June 11, 2009 (the “10-Q/A”). This Amendment relates to “Part I, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 4: Controls and Procedures. In addition, new Certifications are filed as exhibits to the Amendment. However, the Amendment sets forth the Form 10-Q in its entirety. The Amendment is filed in response to comment letter the Company received from the staff of the Securities and Exchange Commission on the 10-Q/A.

          The Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Except as described above and in the 10-Q/A, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing. None of the reported amounts in the Consolidated Balance Sheets, Statements of Operations, Statements of Shareholders’ Equity or Statements of Cash Flows were changed from those originally reported.

HC INNOVATIONS, INC.
AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009
TABLE OF CONTENTS

HC INNOVATIONS, INC.
AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

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

During the quarter ending March 31, 2009 the Company reduced its accounts receivables due to accelerated cash collection on its customer billings. The Company also reduced its accounts payables by focusing on paying down several of the Company’s older obligations. The Company, in connection with meeting specific contract metrics, also recognized revenue that was previously deferred.

The current financial position of the Company, including access to cash available through the revolving line of credit, will allow the Company to sustain its operations for the next twelve months. Based on our current financial resources, however, we will require additional working capital to fund our ongoing business and to implement our current business strategy, including acquisitions and further development of our proprietary software systems, beyond the next twelve months. The Company intends to do this through capital raising efforts. To this end, the Company’s management will work with the Board of Directors to evaluate our current capital raising efforts. At present, the Company is in discussion with several parties relative to a potential infusion of capital to the Company, either through the issuance of convertible debt or shares of our common or preferred stock. However, to date, no definitive agreement has been entered into by the Company and no assurance can be given that our efforts to obtain additional capital will be successful.

In addition to the above, the Company also intends to re-evaluate its current operations in order to determine which markets and products the Company should consider exiting in order that our capital and resources are re-deployed to areas which align to our business strategy and will generate appropriate returns on capital. We also anticipate working on growth opportunities with our current customers and entering into new contracts with other health care providers. Currently, the Company generates adequate cash flow to sustain day to day operations to provide services to its constituents and pay its current obligations. In addition, the Company generates adequate cash flow to pay for some past service obligations that have been accrued for but not settled. The Company will continue to focus on membership growth as well as cost savings and efficiencies through technology deployment and operational scale to improve its cash flow and liquidity position.

Although the Company is evaluating its capital raising opportunities, there can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing could impair our ability to achieve our business strategy. If additional capital is not raised or if we are unable to improve our cash flow and liquidity position, we may not be able to continue our operations beyond the next twelve months. Further, there can be no assurance that we will be able to take advantage of any growth opportunities with our current customers, that we will be able to enter into new contracts with our existing clients, or that we will be able to execute on any of our planned methods of generating cash flow. We cannot give any assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including, but not limited to, our ability to further increase awareness of our programs, our ability to consummate acquisitions of complimentary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales and nursing staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our programs, we will be required to deliver increasing outcomes to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased program demand or that we will be able to execute our programs on a timely and cost-effective basis.

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

NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”), No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the condensed consolidated financial statements.

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

ITEM 3. QUANTITIVE AND QUALTITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the effectiveness of the design and operation of its disclosure controls and procedures to allow timely decisions regarding required disclosure as of the period covered by this report. This reevaluation was done under the supervision and with the participation of management, including the Company’s Acting Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate. Based on this evaluation, the Company’s management has concluded that because of material weakness in our internal controls over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) are not effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings and to ensure information required to be included by the Company in reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management including the Company’s Acting CEO and CFO, as appropriate, to allow timely decisions regarding disclosure as of the end of the period covered by this report. The audit adjustments recorded for 2008 and 2007 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Management has engaged in remediation efforts to address the material weakness identified in the Company’s disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weakness in the Company’s internal control over financial reporting as of March 31, 2009, the Company believes that the condensed consolidated financial statements contained in this report present fairly its financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

CHANGES IN INTERNAL CONTROLS

As stated herein, the Company is currently working on changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and expects to have these changes fully implemented by the end of the third quarter of 2009. As the Company has experienced growth in its business, it has continued to evaluate its overall control environment and enhance controls. These enhancements are not being done as a direct result of any identified control weakness but as a way to ensure enhanced controls continue to operate effectively as the business continues to grow. The changes that the Company has undertaken to date are as follows:

1.	Created a detailed budget and forecasting process for the year 2009;

2.	Defined and detailed the job description for each key finance and accounting personnel;

3.	Developed process flows and narratives around the Company’s policy and procedures; and

4.	Developed a policy for Procurement and Vendor Management.

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

ITEM 6. EXHIBTS

A. Exhibits:

31.1 Certification of the Chairman of the Board and Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certifications of the Chairman of the Board and Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC Innovation, Inc.

Date: July 20, 2009	By:	/S/ John Randazzo

John Randazzo
Interim Chief Executive Officer

HC Innovation, Inc.

Date: July 20, 2009	By:	/S/ R. SCOTT WALKER

R. Scott Walker
Chief Financial Officer