Form 10-Q
period 2009-06-30
HC Innovations, Inc.
filed 2009-08-14
CIK 1370512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED – June 30, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES     ☒     NO    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files)     ☐ Yes     ☐ No

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) ☐  Yes ☒  No

Number of shares outstanding of each of the issuer’s classes of common equity, as of August 14, 2009, 99,713,128.

HC INNOVATIONS, INC.
AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED June 30, 2009

HC INNOVATIONS, INC.
AND SUBSIDIARIES

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION HC INNOVATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	June 30, 2009 (UNAUDITED)	December 31, 2008 (AUDITED)
Assets
Current assets:
Cash and cash equivalents	$198,779	$393,982
Accounts receivable, net of contractual allowances	2,419,619	2,924,635
Prepaid expenses	205,181	99,825

Total current assets	2,823,579	3,418,442

Fixed assets, net	937,134	982,378
Capitalized software development costs, net	650,708	806,913
Other assets, net	73,100	81,753

Total assets	$4,484,521	$5,289,486

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Current portion of capital lease obligations	$245,771	$283,655
Convertible debentures, net of discounts	6,772,143	6,319,074
Revolving line of credit	510,000	—
Accounts payable	2,626,781	3,685,317
Accrued liabilities	2,070,477	1,654,317
Deferred revenue and other current liabilities	808,384	1,041,293
Derivative liability-embedded conversion option	127,764	—

Total current liabilities	13,161,320	12,983,656

Notes payable	731,244	731,244
Capital lease obligations, net of current portion	181,227	275,022
Derivative liability- warrants	666,649	—

Total liabilities	14,740,440	13,989,922

Stockholders’ (deficit) equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized	—	—
Common stock, $.001 par value, 100,000,000 shares authorized	39,714	39,386
Additional paid-in capital	19,570,019	21,684,055
Deficit	(29,865,652)	(30,423,877)

Total stockholders’ (deficit) equity	(10,255,919)	(8,700,436)

Total liabilities and stockholders’ (deficit) equity	$4,484,521	$5,289,486

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited) For the six and three months ended June 30, 2009 and 2008

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net revenues	$14,636,570	$12,151,783	$7,012,831	$6,833,433

Cost of services	8,004,696	8,876,616	3,886,207	4,761,886
Selling, general and administrative expenses	6,752,526	7,597,936	3,189,180	4,127,676
Depreciation & amortization	282,144	272,274	144,040	141,752

	15,039,366	16,746,826	7,219,427	9,031,314

Loss from operations	(402,796)	(4,595,043)	(206,596)	(2,197,881)

Other income (expense)
Interest income	—	14,375	—	194
Other expense	(2,298)	(22,132)	—	(14,767)
Amortization	(1,231,866)	(358,354)	(635,083)	(190,535)
Interest expense	(611,272)	(2,178,973)	(310,743)	(1,130,086)
Change in fair value of derivative liabilities	2,800,799	—	8,227,175	—

	955,363	(2,545,084)	7,281,349	(1,335,194)

Income/(loss) before provision for income taxes	552,567	(7,140,127)	7,074,753	(3,533,075)
Provision for income taxes	—	—	—	—

Net income/(loss)	$552,567	$(7,140,127)	$7,074,753	$(3,533,075)

Basic and diluted net income/(loss) per share	$0.01	$(0.18)	$0.18	$(0.09)

Weighted average common shares outstanding	39,640,738	38,611,657	39,713,172	38,615,407

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock

	Shares Issued	Amount	Paid in Capital	Deficit	Total Shareholders’ Equity/(Deficit)

Balance, January 1, 2009 before cumulative effect adjustment	39,385,407	$39,386	$21,684,055	$(30,423,877)	$(8,700,436)

Cumulative effect of change in accounting principle (Notes # 2 and # 5)	—	—	(2,760,474)	5,658	(2,754,816)

Balance, January 1, 2009 after cumulative effect adjustment	39,385,407	39,386	18,923,581	(30,418,219)	(11,455,252)

Stock Based Compensation to Directors	—	—	121,138	—	121,138
Stock Based Compensation to Employees	—	—	385,028	—	385,028
Stock Based Compensation to Consultants	—	—	16,106	—	16,106

Issuance of common stock in connection with satisfaction of accounts payable (Note #6)	327,765	328	122,585	—	122,913

Consulting expense in connection with issuance of warrants	—	—	1,581	—	1,581

Net income	—	—	—	552,567	552,567

Balance, June 30, 2009	39,713,172	$39,714	$19,570,019	$(29,865,652)	$(10,255,919)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

3

HC INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended

	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net income/(loss)	$552,567	$(7,140,127)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(2,800,799)	—
Depreciation and amortization - fixed assets	139,647	127,693
Amortization - capitalized software development costs	142,497	141,822
Amortization -other assets	2,370	—
Write off -other assets	19,764	2,759
Amortization of embedded conversion option discounts	602,190	—
Amortization of discount - warrants	627,306	—
Amortization of discount - convertible debentures	—	516,877
Amortization of beneficial conversion discount	—	1,197,333
Amortization of deferred issuance costs	—	358,354
Accrued interest on convertible debentures	29,937	—
Consulting services expense - warrants	1,581	112,014
Stock based compensation	522,272	345,244
Consulting services expense - common stock	—	18,750
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	505,016	(1,293,232)
Prepaid expenses	(105,356)	123,586
Other assets	8,653	—
Increase (decrease) in:
Accounts payable	(890,624)	871,265
Accrued expenses	411,263	248,316
Deferred revenue and other current liabilities	(257,949)	293,933

Net cash used in operating activities	(489,665)	(4,075,413)

Cash flow from investing activities:
Increase in Other assets	—	(9,283)
Purchases of fixed assets	(83,859)	(125,855)
Expenditures for capitalized software development costs	—	(211,996)

Net cash used in investing activities	(83,859)	(347,134)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	—	985,000
Proceeds from revolving line of credit	510,000	—
Proceeds from notes payable	—	275,000
Payments on notes payable	—	(17,029)
Payments on capital lease obligations	(131,679)	(107,511)
Deferred issuance costs paid	—	(78,318)

Net cash provided by financing activities	378,321	1,057,142

Net decrease in cash and cash equivalents	(195,203)	(3,365,405)

Cash and cash equivalents - beginning of period	393,982	3,442,290

Cash and cash equivalents - end of period	$198,779	$76,885

Supplemental cash flow information:
Cash paid during the year for:
Interest	$10,580	$31,822

Noncash investing and financing activities:

Common stock issued in satisfaction of accounts payable for consulting services	$122,913	$15,000

Beneficial conversion discount on convertible debentures	—	$359,000

Discount on convertible debentures - common stock and warrants	—	$118,511

Conversion of accounts payable to secured note	$45,000	—

Warrants issued for debt issuance costs	$—	$45,435

Discount-contingent conversion option	$189,467	—

Discount-warrants	$158,010	—

Noncash investing and financing activities (cumulative effect):
Discount-embedded conversion option replacing beneficial conversion feature	$201,268	—

Discount-warrants	$299,307	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included HC Innovations, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2008 that was filed on March 27, 2009 and subsequently amended on June 11, 2009 and July 20, 2009 on form 10-K/A.

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

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

GOING CONCERN / MANAGEMENT’S PLAN

As shown in the accompanying condensed consolidated financial statements, the Company has reported a loss from operations for the six-month period ended June 30, 2009 of $402,796. The table below sets forth, in millions, the balances of working capital (deficit), accumulated deficits and stockholders’ equity (deficit) at June 30, 2009 and December 31, 2008, respectively.

	June 30, 2009	December 31, 2008

Working capital deficit	$(10.3)	$(9.6)

Accumulated deficit	$(29.9)	$(30.4)

Stockholders’ (deficit) equity	$(10.3)	$(8.7)

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

CONTRACT TERMINATION

On June 30, 2009, the Company received notice from HealthSpring of Tennessee stating that effective September 30, 2009, it is terminating the Care Management Agreement. The termination relates specifically to members being supported by the Care Management Agreement in Tennessee and Texas. The termination does not affect members being serviced by the Company on behalf of HealthSpring of Alabama.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of HCI and its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain affiliated limited liability companies, which are variable interest entities required to be consolidated. The Company consolidates all controlled subsidiaries, in which control is effectuated through ownership of voting common stock or by other means. All significant intercompany transactions have been eliminated in consolidation. In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August, 14, 2009.

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

REVENUE RECOGNITION

The Company’s revenue includes fees for patient service revenue and revenue from capitated contracts. Net revenue consists of the following components for the six and three months ended June 30, 2009 and 2008:

	Six Months ended		Three Months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Gross patient service revenue	$3,137,494	$7,546,679	$855,008	$3,683,201
Less:
provision for contractual allowances	(1,065,502)	(2,136,217)	(386,959)	(779,937)

Net patient service revenue	2,071,992	5,410,462	468,049	2,903,264
Capitated contract revenue	12,564,578	6,741,321	6,544,782	3,930,169

Total revenue	$14,636,570	$12,151,783	$7,012,831	$6,833,433

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

The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for the six and three months ended June 30, 2009. Further, the Company does not expect the reasonably possible effects of a change in estimates related to unsettled June 30, 2009 contractual allowance amounts from Medicare, Medicaid and other third-party payors to be significant to its future operating results and consolidated financial position. Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month.

          FAIR VALUE MEASUREMENTS

The Company measures fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

          DERIVATIVE INSTRUMENT LIABILITY

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2009 and December 31, 2008, the Company did not have any derivative instruments that were designated as hedges.

Derivative instrument income of $2,800,799 and $8,227,175 for the six and three months ended June 30, 2009, reflects a non-cash mark-to-market adjustment for the derivative instrument liability resulting from warrants issued with the conversion option embedded in the convertible debentures (Note 5).

          INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN No. 48”), on January 1, 2008. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2008 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a result of adopting FIN No. 48 and there are no interests or penalties accrued as management believes the Company has no uncertain tax positions at June 30, 2009.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2005-2008 remain open to examination by the I.R.S. and state authorities.

          EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is anti-dilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is anti-dilutive and, as such, basic and diluted earnings (loss) per share are the same for the six and three months ended June 30, 2009 and 2008.

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

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Not Yet Adopted

There are no new accounting standards that are expected to have a significant impact on the Company.

3.	CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009	December 31, 2008

Capitalized software development costs	$1,472,642	$1,491,622

Less:
Accumulated amortization	(821,934)	(684,709)

Net	$650,708	$806,913

Amortization expense related to capitalized software development costs for the six month periods ended June 30, 2009 and 2008 totaled approximately $142,500 and $142,000, respectively. For the three month periods ended June 30, 2009 and 2008, amortization expense totaled approximately $71,250 and $74,000, respectively.

Capitalized software with an original cost of $18,980 with accumulated amortization of $5,273 was reclassified to fixed assets during the first quarter of 2009.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	NOTES PAYABLE

The Company has promissory notes payable as of June 30, 2009. The terms of the outstanding indebtedness require the consent of senior secured convertible note holders prior to the incurrence of any additional indebtedness by the Company.

During September of 2008, the notes payable were restructured and the outstanding accrued interest of $96,244 along with the original principal was refinanced.

Accrued interest on the notes payable, as of June 30, 2009 and December 31, 2008, was $62,878 and $18,527, respectively and is reflected in accrued liabilities in the Company’s condensed consolidated balance sheets.

	June 30, 2009	December 31, 2008

On August 31, 2006, the Company entered into a promissory note with an original due date of September 30, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	$107,134	$107,134

On September 9, 2006, the Company entered into a promissory note with an original due date of October 7, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	61,528	61,528

On September 28, 2006, the Company entered into a promissory note with an original due date of October 27, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	115,937	115,937

On May 27, 2008, the Company entered into a promissory note with an original due date of May 31, 2009. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	103,498	103,498

	$388,097	$388,097

Notes payable – other

On May 27, 2008, the Company entered into four promissory notes with an original due date of May 31, 2009. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	$181,072	$181,072

On February 20, 2006, the Company entered into a promissory note with an original due date of May 20, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	162,075	162,075

	$343,147	$343,147

Total Notes Payable	$731,244	$731,244

Notes payable of $731,244 as of June 30, 2009 are due in 2010 with no principal payments due in 2009.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	CONVERTIBLE NOTES

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

Upon the adoption of EITF 07-5 on January 1, 2009 (see Note 2), the $1,679,544 in proceeds allocated to the warrants on the commitment date was classified as a derivative liability that is subject to mark-to-market adjustment in each period. The fair value of the warrants at June 30, 2009 was determined by using the Black-Scholes model assuming a stock price of $0.06, a risk free interest rate of 2.54%, volatility of 89% and an expected life of 4.92 years, which is equal to the remaining contractual life of the warrants. The warrants had a fair value of $638,639 on June 30, 2009, each warrant option having a value of $0.025 per share and a probability of vesting of 100%.

Upon the adoption of EITF 07-5 on January 1, 2009, the Company determined the contingent conversion option within the Notes to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each period. The fair value of the contingent conversion option on December 23, 2008, was determined by using the Black-Scholes model assuming a stock price of $0.20, a risk free interest rate of 0.41%, volatility of 89% and an expected life of 1.44 years, which is equal to the remaining contractual life of the debt resulting in a fair value of $1,581,505 on December 23, 2008. In determining the value of the contingent conversion option, the Company estimated a 50% probability that the Notes would ultimately become convertible. The Company re-measured the conversion option at December 31, 2008 using the Black-Scholes model and assumptions

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

similar to those used on December 23, 2008 and determined the fair value to be $1,570,803. The Company re-measured the conversion option again at June 30, 2009 and determined the fair value to be $122,393. The fair value of the contingent conversion option at June 30, 2009 was determined by using the Black-Scholes model assuming a stock price of $0.06, a risk free interest rate of 0.56%, volatility of 89%, an expected life of 0.92 years, which is equal to the remaining contractual life of the debt, and a probability factor of 100%.

Upon the adoption of EITF 07-5 on January 1, 2009 and the bifurcation of the contingent conversion option as a derivative liability, the debt discount related to the beneficial conversion feature that was previously established in accordance with EITF 00-27 on December 23, 2008 totaling $1,380,237 was eliminated.

On February 13, 2009, an Amendment to the Agreement was entered into with other note holders (“Markman Group”). The terms the Markman Group entered into are substantially similar with the terms entered into with the Holders. The Company also included warrants within the Markman Group transaction for rights to purchase an aggregate of 1,133,123 shares of Common Stock of the Company at $0.30 per share. As a result of the Amendment to the Agreement, the notes and related warrants contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. In accordance with EITF 07-5, the warrants and contingent conversion option were classified as derivative liabilities on the balance sheet and will be marked-to-market each period. The fair value of the warrants and contingent conversion option at February 13, 2009 were determined using the Black-Scholes model with a 50% probability factor. The assumptions used were consistent with those used in connection with the Agreement. The warrants and contingent conversion option had a fair value of $339,937 on February 13, 2009. The Company re-measured the warrants and contingent conversion option at June 30, 2009 using the Black-Scholes model with a 100% probability factor and determined the fair value to be $33,381.

At June 30, 2009 and December 31, 2008 the unamortized balance of the debt discounts were $2,329,125 and $2,707,259, respectively. Amortization related to the debt discounts for the six months ended June 30, 2009 and 2008 was approximately $1.23 million and $0, respectively.

Also, see Note 11 for subsequent event related to Convertible Notes.

6.	STOCKHOLDERS’ EQUITY (DEFICIT)

During the first quarter of 2009 the company issued 327,765 shares of common stock in satisfaction of accounts payable with a vendor. The share value on the date of issuance was $0.38 and the dollar amount of accounts payable satisfaction was $122,913.

             WARRANTS

A summary of warrant activity is as follows:

	Warrants	Price	Weighted Average Price	Weighted Average Life (Years)

Balance January 1, 2009	31,126,936	—	0.56	4.52

Refinanced	(31,000)	—	—	5.00

Issued	1,133,123	0.30	0.30	5.00

Balance June 30, 2009	32,229,059		0.56	4.69

Exercisable June 30, 2009	5,162,879		0.33	5.00

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

Share information related to options granted under the above issuances is as follows:

	Weighted Average
	Options Granted	Exercise Price

Outstanding at January 1, 2009	2,389,000	$0.90

Granted Q1	3,100,000	$0.20
Forfeited Q1	(90,000)	$0.76
Granted Q2	430,000	$0.35
Forfeited Q2	(30,000)	$1.01
Exercised	—	—

Outstanding at June 30, 2009	5,799,000	$0.53
Available for future grant	1,149,073

Average remaining term (years)	9.86

Exercisable at June 30, 2009:	1,363,667	$0.39

Intrinsic Value:
Outstanding	—
Exercisable	—

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

          The following table summarizes the components and classification of stock-based compensation expense included in the consolidated statements of operations.

Stock options granted pursuant to the 2008 Stock Incentive Plan	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Non-executive Directors	03/27/2008	1,050,000	$1,271,953	250,000	$421,634	SG&A

Stock options granted pursuant to the Third Quarter 2008	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	07/18/2008	775,000	$587,743	—	$58,371	SG&A
Consultants	07/18/2008	75,000	$56,878	—	$6,320	SG&A
Consultants	08/01/2008	24,000	$10,455	22,000	$1,742	SG&A

Stock options granted pursuant to the Fourth Quarter 2008	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	07/18/2008	10,000	$7,584	—	$790	SG&A
Employees	10/06/2008	1,000,000	$450,685	100,000	$45,069	SG&A
Employees	12/08/2008	30,000	$7,697	—	$60	SG&A

Stock options granted pursuant to the First Quarter 2009	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	02/09/2009	3,050,000	$895,512	1,016,667	$298,504	SG&A
Consultants	12/18/2008	50,000	$13,500	25,000	$3,432	SG&A

Stock options granted pursuant to the Second Quarter 2009	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	04/01/2009	400,000	$180,274	—	$10,015	SG&A
Employees	09/12/2008	30,000	$13,521	—	$2,958	SG&A

7.	COMMITMENTS

CONSULTING AGREEMENTS

In February of 2009, the Company entered into a consulting agreement with its Chairman and Acting Chief Executive Officer whereby the Chairman and Acting Chief Executive Officer would provide management consulting services to the Company. The consulting agreement has a four month term. During the first six months of 2009 the Company incurred expenses of $48,000 related to this consulting agreement.

In March of 2009, the Company entered into a consulting agreement with an investment advisor whereby the investment advisor would provide management consulting services in addition to investment advisory services. The consulting agreement ends on the earlier of the consummation of a transaction or upon delivery of written notice of termination. This agreement may be terminated at any time by the Company or the consultant and will be effective 10 days after the date of termination notice. During the first six months of 2009 the Company incurred expenses of $15,000 related to this consulting agreement.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In March of 2009, the Company entered into a $510,000 Line of Credit Agreement with certain secured Noteholders. The purpose and sole use of this Line of Credit is to satisfy the Company’s bi-weekly payroll obligations due to timing of receipts from customers and the Company’s payroll obligation. The Line of Credit Agreement matures on May 31, 2009 and carries monthly interest rate of five-twelfths of one percent (5/12%) for access to the funds as well as five-twelfths of one percent (5/12%) interest rate for the number of days that the funds are utilized by the Company. The Line of Credit Agreement was extended to a maturity date of July 31, 2009, with all other terms remaining the same.

On June 25, 2009, the Company had drawn $510,000 from the Line of Credit to meet the payroll obligation. This Line of Credit Agreement of $510,000 plus interest of $1,048 for the days outstanding was paid back July 10, 2009.

Also, see Note 11 for subsequent event related to Line of Credit Agreement.

8.	BUSINESS SEGMENTS

The Company’s operations by business segment for the six months ended June 30, 2009 and 2008 were as follows:

2009	Medical Management Systems - Facility	Specialty Care Management - Community	Total

Net Revenues	$2,071,993	$12,564,577	$14,636,570

Business Unit Profit (Loss)	(152,606)	3,414,940	3,262,334
Corporate Overhead	—	—	(3,665,130)

Operating Loss			$(402,796)

Identifiable Assets	$823,904	$3,660,617	$4,484,521

2008	Medical Management Systems - Facility	Specialty Care Management - Community	Total

Net Revenues	$5,410,462	$6,741,321	$12,151,783

Business Unit Loss	(1,559,210)	(1,023,519)	(2,582,729)
Corporate Overhead	—	—	(2,012,314)

Operating Loss			$(4,595,043)

Identifiable Assets	$2,053,593	$5,773,445	$7,827,038

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	RISKS AND UNCERTAINTIES PATIENT SERVICE REVENUE

Approximately 78% and 33% of net patient services revenue in the six months ended June 30, 2009 and 2008, respectively, was derived from the combination of federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company’s ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the six month period ended June 30, 2009, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

10.	FAIR VALUE MEASUREMENTS

The Company’s recurring fair value measurements at June 30, 2009 were as follows:

	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical (Level 1) Assets (Level 1)	Significant other Observable Inputs (Level 2) (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the three months ended June 30, 2009

Liabilities:
Warrants	$666,649	—	$666,649	—	$3,871,070
Embedded conversion option	$127,764	—	$127,764	—	$4,356,105

	$794,413	—	$794,413	—	$8,227,175

11.	SUBSEQUENT EVENTS

On July 6, 2009, Dr. David Chess resigned from his position as the Vice-Chairman of the Board of Directors the Company as a result of his separation as the Company’s Chief Medical Officer. Dr. Chess’s separation is effective as of the date of his resignation.

On July 15, 2009, the Company announced that it entered into a Vendor Services Agreement (the “Agreement”) with TouchStone Health HMO, Inc (“TouchStone”). Under the terms of the Agreement, the Company will provide certain care management services for Touchstone plan members who are deemed to be medically complex.

On July 10, 2009, Mr. Ken Lamé submitted his resignation as Acting Chief Executive Officer of the Company. Such resignation is not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies and practices.

On July 10, 2009, Mr. John Randazzo was appointed as the Interim Chief Executive Officer of the Company. Mr. Randazzo has not executed an employment agreement setting forth the terms of his appointment as Enhanced Care’s Interim Chief Executive Officer. However, the Company has agreed to provide Mr. Randazzo with a base compensation of $260,000. All other terms of his employment are currently being negotiated between Mr. Randazzo and the Company.

On July 24, 2009, the Company entered into an Agreement and General Release with Brett Cohen, the Company’s Executive Vice President of Operations (the “Agreement”). Pursuant to the terms of the Agreement Mr. Cohen resigned his position as Executive Vice President of Operations effective July 24, 2009.

On August 4, 2009, the Company entered into two agreements with Brahma Finance (BVI) Limited, a company organized under the laws of the British Virgin Islands (the “Purchaser”): (i) a Stock Purchase Agreement (the “Stock Purchase Agreement”); and (ii) a Standby Purchase Agreement (the “Standby Purchase Agreement” and, together with the Stock Purchase Agreement the “Agreements”). Pursuant to the Agreements, the Company has agreed to sell to the Purchaser and the Purchaser has agreed to purchase from the Company, shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in two separate transactions.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The first transaction, which is pursuant to the Stock Purchase Agreement, includes an initial purchase by the Purchaser of 60,000,000 shares of the Common Stock at a purchase price of $0.01 per share (the “Initial Purchase”), for an aggregate purchase price of $600,000. The Purchaser’s Initial Purchase obligation is subject to satisfaction or waiver by the Purchaser of certain conditions precedent including, but not limited to, the following: (i) the Company entering into an amendment to the Line of Credit Agreement, dated March 12, 2009, extending the availability to December 31, 2009 of the line of credit previously granted to the Company by certain lenders named therein in the maximum amount of $510,000; (ii) the Company and the Purchaser entering into the Standby Purchase Agreement; (iii) the undertaking by the Senior Secured Noteholders (the “Noteholders”) to convert all of the Amended Notes held by them pursuant to that certain Securities Amendment and Purchase Agreement dated December 23, 2008 into shares of the Company’s Common Stock at the adjusted conversion price provided for therein; and (iv) the undertaking of the Noteholders to transfer all of their New Warrants to the Purchaser.

The second transaction is pursuant to the Standby Purchase Agreement, whereby the Company will agree, by means of a rights offering (the “Rights Offering”), to offer to the existing holders of its Common Stock and holders of securities issued by the Company that are convertible into or exercisable or exchangeable for its Common Stock, an aggregate of 240,000,000 shares of Common Stock at a purchase price of $0.01 per share. The Purchaser has agreed to provide a standby commitment to purchase, on the terms and conditions set forth in the Standby Purchase Agreement, all of the shares of Common Stock offered but not purchased pursuant to the Rights Offering. The Company will also be required to increase the number of authorized shares in connection with the second transaction. In consideration for its obligations under the Standby Purchase Agreement, the Purchaser will receive a fee of $600,000, payable by the issuance of further shares of Common Stock at a price of $0.01 per share.

The Purchaser’s obligations under the Standby Purchase Agreement are subject to certain conditions precedent being met including, but are not limited to, the following: (i) the completion of the Rights Offering in accordance with the terms of the Standby Purchase Agreement; (ii) the Noteholders converting all of the Amended Notes and transferring all of the New Warrants as described above; (iii) the termination and repayment of all the outstanding debt by the Company in connection with the Line of Credit Agreement, dated March 12, 2009; and (iv) each of the Noteholders having made certain investments in shares of Common Stock as therein set forth.

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

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes attached hereto included in the Annual Report on Form 10-K for the years ended December 31, 2008 filed on March 27, 2009 and subsequently amended on June 11, 2009 and July 20, 2009 on form 10K/A.

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

Management believes that these investments in building the management infrastructure and systems is critical, both to ensure effective execution of its business model(s) in each market area, and to sustain high levels of revenue growth and margin enhancement over time. Management believes its model for Easy Care is scalable, however there are significant start-up costs associated with scaling to new markets and there can be no assurance that the Company will be successful in securing new contracts and growing these new markets profitably.

CLINICAL STRATEGY

We identify subgroups of people with common needs and create programs to fill the gaps in care, stabilizing the health of the individual. These are highly complex populations that require complex solutions. We combine best practices, state of the art (EHR), communication tools, calls center support and biometrics, with community-based, hands-on, high-touch care.

CORPORATE STRATEGY

We create scalable interventions which result in significant healthcare cost savings which drive our growth visibility and profitability.

As is typical with early stage, growth companies, fiscal year 2007, 2008 and first quarter 2009 losses are largely a result of business development expenses as well as significant investment in building infrastructure for growing our divisions, business and clinical systems and programs. During the first quarter of 2008 we opened Easy Care operations in the state of Alabama bringing the total number of Easy Care operations to five at June 30, 2009.

In addition to the new operations opened during 2008 we experienced growth in the number of members under care within the Easy Care Operations. As of June 30, 2009 we had approximately 6,800 members under care throughout the Easy Care operations representing a 13% increase from members under care as of December 31, 2008.

RESULTS OF OPERATIONS

Our focus through the first two quarters of 2009 was to invest in the areas of IT/Systems, clinical protocol training and development, human resource recruiting, training and development as well as marketing and business development expense. We have invested heavily in the development of proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. During 2008 and 2009 to date, we have also invested in management and systems infrastructure in anticipation of rapid growth.

Management believes that these investments in building the management infrastructure and systems is critical, both to ensure effective execution of its business model(s) in each market area, and to sustain high levels of revenue growth and margin enhancement over time. Management believes its models are highly scalable, however there are significant start-up costs associated with scaling to new markets and there can be no assurance that we will be successful in securing new contracts and growing these new markets profitably.

THREE AND SIX - MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues

For the three months ended June 30, 2009, net revenue was $7,012,831, representing an increase of $179,398 (3%), as compared to the net revenue of $6,833,433 for the three months ended June 30, 2008. The increase is a result of membership growth from existing customers. For the six months ended June 30, 2009, net revenue was $14,636,570, representing an increase of $2,484,787 (20%), as compared to the net revenue of $12,151,783 for the six months ended June 20, 2008, primarily a result of membership growth from existing customers.

Cost of Net Revenue and Gross Profit

For the three months ended June 30, 2009, cost of net revenue was $3,886,207, representing a decrease of ($875,679) (18%), as compared to the cost of net revenue of $4,761,886 for the three months ended June 30, 2008. The decrease is a result of exiting select markets in our Medical Management segment and continued focus on cost containment strategies. For the six months ended June 30, 2009, cost of net revenue was $8,004,696, representing a decrease of ($871,920) (10%), as compared to the cost of net revenue of $8,876,616 for the six months ended June 30, 2008. The decrease is a result of exiting select markets in our Medical Management segment and continued focus on cost containment strategies.

For the three months ended June 30, 2009, gross margin was $3,126,624 or 51% as compared to the gross margin of $2,071,547 or 30% of net revenue for the three months ended June 30, 2008. For the six months ended June 30, 2009, gross margin was $6,631,874 or 45% of net revenue representing an increase of $3,356,707, or 103% as compared to the gross margin of $3,275,167, or 27% of net revenue for the six months ended June 30, 2008. The margin improvement for both the three month and six month periods of 2009 as compared to the comparable periods of 2008 are a result primarily of the Company’s membership growth combined with improved efficiencies in operations and cost containment strategies.

Selling, General and Administrative Expense (“SG&A Expenses”)

SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended June 30, 2009, total SG&A Expenses were $3,189,180, representing a decrease of $938,496 or 23% as compared to the total SG&A Expenses of $4,127,676 for the three months ended June 30, 2008. For the six months ended June 30, 2009, total SG&A expenses were $6,752,526, representing a decrease of $845,410 (11%) as compared to the total SG&A expenses of $7,597,936 for the six months ended June 30, 2008. The decreases in both the three and six month periods of 2009 as compared to the comparable periods of 2008 are results of the Company’s continuing focus on operational efficiencies and cost containment strategies.

Depreciation and amortization expense are calculated using the straight line method over the estimated useful lives of the assets, or, in the case of leasehold improvements over the remaining term of the related lease, whichever is shorter. For the three months ended

June 30, 2009, depreciation and amortization expense included in operating expenses was $144,040, representing an increase of $2,288 or (2%), as compared to the total depreciation and amortization expense of $141,752 included in SG&A for the three months ended June 30, 2008. For the six months ended June 30, 2009, depreciation and amortization expense included in operating expenses is $282,144, representing an increase of $9,870 (4%), as compared to the total depreciation and amortization expense of $272,274 for the six months ended June 30, 2008.

Income (Loss) from operations

For the three months ended June 30, 2009, we incurred a loss from operations of ($206,596) representing an improvement of $1,991,285 or 91%, compared to ($2,197,881) for the three months ended June 30, 2008. For the six months ended June 30, 2009, we incurred a loss from operations of ($402,796), representing an improvement of $4,192,247 (91%) compared to a loss from operations of $4,595,043 for the six months ended June 30, 2008. We expect further improvement in our results of operations as revenues increase and we begin to absorb the incremental fixed costs associated with our expansion. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

Other Income (Expense)

Other income (expense) includes interest income/expense, amortization of net discounts as well as income from derivative instruments in accordance with Statement of Financial Accounts Standards. For the three months ended June 30, 2009, Other Income was $7,281,349 representing an improvement of $8,616,542 or 845% compared to Other Expense of $1,335,194 for the three months ended June 30, 2008. The change is due to the decrease in interest expense due to the senior secured Noteholders which was capitalized as convertible debentures offset by an increase in amortization expense related to the derivative liabilities and combined with the income derived from the change in fair value of derivative liabilities. For the six months ended June 30, 2009, other income was $955,364, representing an improvement of $3,500,448 or 338% compared to Other Expense of $2,545,084 for the six months ended June 30, 2008. The year to date change in Other Income is due to the decrease in interest expense, offset by additional amortization expense as well as year to date profit on the change in fair value of derivative instruments.

Income Tax Expense

We have incurred net operating losses (NOLs) since inception. At June 30, 2009, we had net operating loss carry forwards for federal income tax purposes of approximately $24.0 million, which is available to offset future federal taxable income, if any, ratably through 2028. These net operating losses are subject to review by federal and state tax authorities.

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

•

Patient risk assessments of adverse events, such as falls, fractures, and dehydration drive our Risk Avoidance Program and allows the nursing home to put in place safeguards to reduce these events, while allowing us to notify the family of the risks involved, thereby mitigating potential lawsuits.

NP Care has two revenue models:

•	Fee for service

	–	Where our Nurse Practitioners visit patients for acute care needs and bill the patients’ insurance company. Medicare and Medicaid comprise 84% of our fee for service revenue.

•	Managed Care

	–	Institutional Specialty Needs Programs – Currently contracted with Health Spring of Tennessee and explanation of the Institutional Specialty Needs Program is below.

–

Medicaid Managed Care – Caring for all residents living in nursing homes who have Medicaid as their primary insurance. We have a contract with McKesson Health Services to provide this care for residents in the State of Illinois.

In March of 2009, the Company exited select markets related to its NP Care business. Those specific markets were Connecticut, Massachusetts, and Florida. In July of 2009, the Company exited the Illinois market related to its NP Care business. The Company maintains NP Care business in Tennessee. The Company will continue to evaluate these markets as well as entry into other possible markets as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible notes and cash flows from operations. At June 30, 2009 and December 31, 2008, we had $198,779 and $393,982, respectively, in cash and cash equivalents. Operating activities for the six months ended June 30, 2009 used $489,665, representing an improvement of $3,585,748 when compared to the cash used in operating activities of $4,075,413 for the six months ended June 30, 2008. This change is primarily due to the increased membership and growth in the business.

Accounts Receivable

As of June 30, 2009 and December 31, 2008, our accounts receivable aging by major payers was as follows:

          June 30, 2009

	0-30	31-60	61-90	>90	Total

Medicare	$8,851	$1,548	$920	$729	$12,048
Medicaid	2,988	2,898	3,325	7,293	16,504
Blue Cross	363	218	278	280	1,139
Other Private	2,215,550	153,028	5,765	15,585	2,389,928

	$2,227,752	$157,692	$10,288	$23,887	$2,419,619

December 31, 2008

	0-30	31-60	61-90	> 90	Total

Medicare	$292,101	$18,145	$0	$0	$310,246
Medicaid	9,648	2,394	0	0	12,042
Healthnet	15,686	3,572	0	0	19,258
Blue Cross	13,859	3,763	0	0	17,622
Other Private	1,974,095	494,495	84,540	12,337	2,565,467

	$2,305,389	$522,369	$84,540	$12,337	$2,924,635

Receivables recorded at June 30, 2009 and December 31, 2008 consists primarily of capitated contracts and to a lesser extent patient service fees to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by management and a third party billing company responsible for collecting amounts due.

A significant portion of our patient services revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. We monitor our revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in our condensed consolidated financial statements for the six and three months ended June 30, 2009 and the year ended December 31, 2008 are recorded at the amount ultimately expected to be received from these payers. For the six months ended June 30, 2009 and the year ended December 31, 2008, there were $988,346 and $5,315,186, respectively, recorded as contractual allowances.

Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management’s expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. For the six and three months ended June 30, 2009 and 2008, there were no bad debt direct write-offs recorded in our results of operations.

During the six months ended ending June 30, 2009 the Company reduced its accounts receivables due to accelerated cash collection on its customer billings. The Company also reduced its accounts payables by focusing on paying down several of the Company’s older obligations. The Company, in connection with meeting specific contract metrics, also recognized revenue that was previously deferred.

Based on our current financial resources we will require additional working capital to fund our ongoing business and to implement our current business strategy, including acquisitions and further development of our proprietary software systems. The Company intends to do this through capital raising efforts. To this end, the Company’s management will work with the Board of Directors to evaluate our current capital raising efforts.

In addition to the above, the Company intends to re-evaluate its current operations in order to determine which markets and products the Company should consider exiting in order that our capital and resources are re-deployed to areas which align to our business strategy and will generate appropriate returns on capital. We also anticipate working on growth opportunities with our current customers and entering into new contracts with other health care providers. Currently, the Company generates adequate cash flow to sustain day to day operations to provide services to its constituents and pay its current obligations. In addition, the Company generates adequate cash flow to pay for some past service obligations that have been accrued for but not settled. The Company will continue to focus on membership growth as well as cost savings and efficiencies through technology deployment and operational scale to improve its cash flow and liquidity position.

On August 4, 2009, the Company entered into two agreements with Brahma Finance (BVI) Limited, a company organized under the laws of the British Virgin Islands (the “Purchaser”): (i) a Stock Purchase Agreement (the “Stock Purchase Agreement”); and (ii) a Standby Purchase Agreement (the “Standby Purchase Agreement” and, together with the Stock Purchase Agreement the “Agreements”). Pursuant to the Agreements, the Company has agreed to sell to the Purchaser and the Purchaser has agreed to purchase from the Company, shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in two separate transactions.

The first transaction, which is pursuant to the Stock Purchase Agreement, includes an initial purchase by the Purchaser of 60,000,000 shares of the Common Stock at a purchase price of $0.01 per share (the “Initial Purchase”), for an aggregate purchase price of $600,000. The Purchaser’s Initial Purchase obligation is subject to satisfaction or waiver by the Purchaser of certain conditions precedent including, but not limited to, the following: (i) the Company entering into an amendment to the Line of Credit Agreement, dated March 12, 2009, extending the availability to December 31, 2009 of the line of credit previously granted to the Company by certain lenders named therein in the maximum amount of $510,000; (ii) the Company and the Purchaser entering into the Standby

Purchase Agreement; (iii) the undertaking by the Senior Secured Noteholders (the “Noteholders”) to convert all of the Amended Notes held by them pursuant to that certain Securities Amendment and Purchase Agreement dated December 23, 2008 into shares of the Company’s Common Stock at the adjusted conversion price provided for therein; and (iv) the undertaking of the Noteholders to transfer all of their New Warrants to the Purchaser.

The second transaction is pursuant to the Standby Purchase Agreement, whereby the Company will agree, by means of a rights offering (the “Rights Offering”), to offer to the existing holders of its Common Stock and holders of securities issued by the Company that are convertible into or exercisable or exchangeable for its Common Stock, an aggregate of 240,000,000 shares of Common Stock at a purchase price of $0.01 per share The Purchaser has agreed to provide a standby commitment to purchase, on the terms and conditions set forth in the Standby Purchase Agreement, all of the shares of Common Stock offered but not purchased pursuant to the Rights Offering. The Company will also be required to increase the number of authorized shares in connection with the second transaction. In consideration for its obligations under the Standby Purchase Agreement, the Purchaser will receive a fee of $600,000, payable by the issuance of further shares of Common Stock at a price of $0.01 per share.

The Purchaser’s obligations under the Standby Purchase Agreement are subject to certain conditions precedent being met including, but are not limited to, the following: (i) the completion of the Rights Offering in accordance with the terms of the Standby Purchase Agreement; (ii) the Noteholders converting all of the Amended Notes and transferring all of the New Warrants as described above; (iii) the termination and repayment of all the outstanding debt by the Company in connection with the Line of Credit Agreement, dated March 12, 2009; and (iv) each of the Noteholders having made certain investments in shares of Common Stock as therein set forth.

Although the Company has entered into the above transaction, the Company continues to evaluate its capital raising opportunities, and there can be no assurance that additional financing will be available, or if available, that such financing will be on favorable terms. Any such failure to secure additional financing could impair our ability to achieve our business strategy. Further, there can be no assurance that we will be able to take advantage of any growth opportunities with our current customers, that we will be able to enter into new contracts with our existing clients, or that we will be able to execute on any of our planned methods of generating cash flow. We cannot give any assurance that we will have sufficient funds or successfully achieve our plans to a level that will have a positive effect on our results of operations or financial condition. Our ability to execute our growth strategy is contingent upon sufficient capital as well as other factors, including, but not limited to, our ability to further increase awareness of our programs, our ability to consummate acquisitions of complementary businesses, general economic and industry conditions, our ability to recruit, train and retain a qualified sales and nursing staff, and other factors, many of which are beyond our control. Even if our revenues and earnings grow rapidly, such growth may significantly strain our management and our operational and technical resources. If we are successful in obtaining greater market penetration with our programs, we will be required to deliver increasing outcomes to our customers on a timely basis at a reasonable cost to us. No assurance can be given that we can meet increased program demand or that we will be able to execute our programs on a timely and cost-effective basis.

COMMITMENTS, CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There are no guarantees, commitments, lease and debt agreements or other agreements that would trigger adverse changes in our credit rating, earnings, or cash flows, including requirements to perform under stand-by agreements.

We are obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of June 30, 2009 are as follows:

PERIODS ENDING DECEMBER 31,
2009	$297,066
2010	372,720
2011	137,451
2012	98,784
2013	91,402
2014	13,888

Total minimum lease payments	$1,011,310

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

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

We have capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP No. 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the condensed consolidated financial statements.

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

ITEM 3. QUANTITIVE AND QUALTITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the effectiveness of the design and operation of its disclosure controls and procedures to allow timely decisions regarding required disclosure as of the period covered by this report. This reevaluation was done under the supervision and with the participation of management, including the Company’s Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate. Based on this evaluation, the Company concluded that because of material weakness in our internal controls over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) are not effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings and to ensure information required to be included by the Company in reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management including the Company’s Interim CEO and CFO, as appropriate, to allow timely decisions regarding disclosure as of the end of the period covered by this report. The audit adjustments recorded for 2008 and 2007 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Management has engaged in remediation efforts to address the material weakness identified in the Company’s disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weakness in the Company’s internal control over financial reporting as of June 30, 2009, the Company believes that the condensed consolidated financial statements contained in this report present fairly its financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

The Company’s management, including its Interim CEO and CFO, does not expect that our disclosure controls and procedures and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A. Exhibits:

10.1 Stock Purchase Agreement, dated August 4, 2009 included as Exhibit 1.01 of the Company’s Form 8-K filed with the SEC on August 10, 2009.

10.2 Standby Agreement, dated August 4, 2009 included as Exhibit 1.02 of the Company’s Form 8-K filed with the SEC on August 10, 2009.

10.3 Securities Amendment and Purchase Agreement, dated December 23, 2008*

10.4 Guarantee and Amended and Restated Security Agreement, dated December 23, 2008*

10.5 Registration Rights Agreement, dated December 23, 2008*

10.6 Line of Credit Agreement, dated March 12, 2009*

31.1 Certification of the Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certifications of the Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HC Innovation, Inc.

Date: August 14, 2009	By:	/S/ JOHN RANDAZZO

John Randazzo
Interim Chief Executive Officer

HC Innovation, Inc.

Date: August 14, 2009	By:	/S/ R. SCOTT WALKER

R. Scott Walker
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number and Description

10.1 Stock Purchase Agreement, dated August 4, 2009 included as Exhibit 1.01 of the Company’s Form 8-K filed with the SEC on August 10, 2009.

10.2 Standby Agreement, dated August 4, 2009 as Exhibit 1.02 of the Company’s Form 8-K filed with the SEC on August 10, 2009.

10.3 Securities Amended and Purchase Agreement, dated December 23, 2008*

10.4 Guarantu and Amended and Restated Security Agreement, dated Dec. 23, 2008*

10.5 Registration Rights Agreement, dated Dec. 23, 2008*

10.6 Line of Credit Agreement dated March 12, 2008*

31.1 Certification of the Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1 Certifications of the Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2 Certifications of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

*Filed herewith.