Form 10-Q
period 2009-09-30
HC Innovations, Inc.
filed 2009-11-13
CIK 1370512

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED – September 30, 2009

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

Number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009, 99,713,172.

HC INNOVATIONS, INC.
AND SUBSIDIARIES
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

HC INNOVATIONS, INC.
AND SUBSIDIARIES

PART 1- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

HC INNOVATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2009 (UNAUDITED)	December 31, 2008 (AUDITED)
Assets
Current assets:
Cash and cash equivalents	$850,666	$393,982
Accounts receivable, net of contractual allowances	2,234,009	2,924,635
Prepaid expenses	145,790	99,825

Total current assets	3,230,465	3,418,442

Fixed assets, net	916,714	982,378
Capitalized software development costs, net	579,459	806,913
Other assets, net	64,251	81,753

Total assets	$4,790,889	$5,289,486

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Notes payable	$731,244	$—
Current portion of capital lease obligations	242,947	283,655
Convertible debentures, net of discounts	7,413,591	6,319,074
Accounts payable	2,122,743	3,685,317
Accrued liabilities	2,928,569	1,654,317
Deferred revenue and other current liabilities	1,147,525	1,041,293
Derivative liability-embedded conversion option	62,367	—

Total current liabilities	14,648,986	12,983,656

Notes payable	—	731,244
Capital lease obligations, net of current portion	116,873	275,022
Derivative liability- warrants	629,242	—

Total liabilities	15,395,101	13,989,922

Stockholders’ (deficit) equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized	—	—
Common stock, $.001 par value, 100,000,000 shares authorized	99,713	39,386
Additional paid-in capital	20,178,546	21,684,055
Accumulated Deficit	(30,882,471)	(30,423,877)

Total stockholders’ (deficit) equity	(10,604,212)	(8,700,436)

Total liabilities and stockholders’ (deficit) equity	$4,790,889	$5,289,486

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)
For the Nine and Three Months Ended September 30, 2009 and 2008

	Nine months ended		Three Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net revenues	$22,145,038	$19,242,604	$7,508,469	$7,090,821

Cost of services	12,234,414	13,626,710	4,229,717	4,750,094
Selling, general and administrative expenses	10,031,948	11,869,904	3,279,422	4,271,968
Depreciation and amortization	430,904	405,570	148,761	133,296

	22,697,266	25,902,184	7,657,900	9,155,358

Loss from operations	(552,228)	(6,659,580)	(149,431)	(2,064,537)

Other income (expense)
Interest income	—	14,375	—	—
Other expense	(1,298)	(44,762)	1,000	(22,630)
Amortization	(1,873,314)	(565,792)	(641,448)	(207,438)
Interest expense	(941,015)	(3,274,481)	(329,744)	(1,095,508)
Change in fair value of derivative liabilities	2,903,603	—	102,804	—

	87,976	(3,870,660)	(867,388)	(1,325,576)

Loss before provision for income taxes	(464,252)	(10,530,240)	(1,016,819)	(3,390,113)
Provision for income taxes	—	—	—	—

Net loss	$(464,252)	$(10,530,240)	$(1,016,819)	$(3,390,113)

Basic and diluted net loss per share	$(0.01)	$(0.27)	$(0.01)	$(0.09)

Weighted average common shares outstanding	52,191,420	38,625,662	76,887,085	38,653,450

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock

	Shares Issued	Amount	Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)

Balance, January 1, 2009 before cumulative effect adjustment	39,385,407	$39,386	$21,684,055	$(30,423,877)	$(8,700,436)

Cumulative effect of change in accounting principle (Notes # 2 and # 5)	—	—	(2,760,474)	5,658	(2,754,816)

Balance, January 1, 2009 after cumulative effect adjustment	39,385,407	39,386	18,923,581	(30,418,219)	(11,455,252)

Stock based compensation to directors	—	—	84,799	—	84,799
Stock based compensation to employees	—	—	514,482	—	514,482
Stock based compensation to consultants	—	—	(9,272)	—	(9,272)

Issuance of common stock in connection with satisfaction of accounts payable (Note #6)	327,765	327	122,586	—	122,913

Consulting expense in connection with issuance of warrants	—	—	2,370	—	2,370

Issuance of common stock (Note #6)	60,000,000	60,000	540,000		600,000

Net loss	—	—	—	(464,252)	(464,252)

Balance, September 30, 2009	99,713,172	$99,713	$20,178,546	$(30,882,471)	$(10,604,212)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net loss	$(464,252)	$(10,530,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in fair value of derivative liabilities	(2,903,603)	—
Depreciation and amortization - fixed assets	217,158	187,758
Amortization - capitalized software development costs	213,746	213,072
Amortization -other assets	—	3,879
Write off -other assets, net	(14,626)	—
Amortization of embedded conversion option discounts	917,358	—
Amortization of discount - warrants	953,586	—
Amortization of discount - convertible debentures	—	791,290
Amortization of beneficial conversion discount	—	1,828,583
Amortization of deferred issuance costs	—	565,792
Accrued interest on convertible debentures	29,937	—
Consulting services expense - warrants	2,370	112,014
Stock based compensation	590,009	403,615
Consulting services expense - stock option	—	8,062
Consulting services expense - common stock	—	18,750
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	690,626	(371,634)
Prepaid expenses	(45,965)	307,694
Other assets, net	17,502	—
Increase (decrease) in:
Accounts payable	(1,394,661)	1,088,724
Accrued liabilities	1,274,253	263,954
Deferred revenue and other current liabilities	106,232	1,098,093

Net cash provided by (used in) operating activities	189,670	(4,010,594)

Cash flow from investing activities:
Increase in other assets	—	(10,785)
Purchases of fixed assets	(134,129)	(168,438)
Expenditures for capitalized software development costs	—	(211,996)

Net cash used in investing activities	(134,129)	(391,219)

Cash flows from financing activities:
Proceeds from issuance of convertible debentures	—	985,000
Proceeds from issuance of common stock and warrants, net	600,000	250,000
Proceeds from revolving line of credit	—	—
Proceeds from notes payable	—	275,000
Payments on notes payable	—	(25,802)
Payments on capital lease obligations	(198,857)	(157,423)
Deferred issuance costs paid	—	(78,318)

Net cash provided by financing activities	401,143	1,248,457

Net increase (decrease) in cash and cash equivalents	456,684	(3,153,356)

Cash and cash equivalents - beginning of period	393,982	3,442,290

Cash and cash equivalents - end of period	$850,666	$288,934

Supplemental cash flow information:
Cash paid during the year for:
Interest	$46,770	$31,822

Noncash investing and financing activities:

Common stock issued in satisfaction of accounts payable for consulting services	$122,913	$15,000

Beneficial conversion discount on convertible debentures	—	$359,000

Discount on convertible debentures - common stock and warrants	—	$118,511

Conversion of accounts payable to secured note	$45,000

Warrants issued for debt issuance costs	$—	$45,435

Discount-contingent conversion option	$189,467

Discount-warrants	$158,010

Noncash investing and financing activities (cumulative effect):
Discount-embedded conversion option replacing beneficial conversion feature	$201,268

Discount-warrants	$299,307

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

HC INNOVATIONS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments to previously established loss provisions) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included HC Innovations, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2008 that was filed on March 27, 2009 and subsequently amended on June 11, 2009 and July 20, 2009 on form 10-K/A.

1.	NATURE OF OPERATIONS

HC Innovations, Inc. (“HCI”) and subsidiaries (the “Company”) is a specialty care management company. The Company’s mission is to identify subgroups of people with high costs and disability, and create and implement programs and interventions that improve their health, intended to result in dramatic reductions in the cost of their care. The Company also develops and implements medical management systems for the long term care industry.

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

NP Care, LLC (“LLC”) are nursing home medical management systems. The LLC care program provides onsite medical care by Physicians (“MD’s”) and Advanced Practice Registered Nurse (“APRN”) under the oversight of the patients’ individual physician to residents in nursing homes and assisted living facilities. The LLC operate in the state of Tennessee and are managed exclusively by ECI.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

GOING CONCERN / MANAGEMENT’S PLAN

As shown in the accompanying condensed consolidated financial statements, the Company has reported a net loss for the nine-month period ended September 30, 2009 of $464,252. The table below sets forth, in millions, the balances of working capital deficit, accumulated deficits and stockholders’ deficit at September 30, 2009 and December 31, 2008, respectively.

	September 30, 2009	December 31, 2008

Working capital deficit	$(11.4)	$(9.6)

Accumulated deficit	$(30.9)	$(30.4)

Stockholders’ deficit	$(10.6)	$(8.7)

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

CONTRACTS

On July 15, 2009, the Company announced that it entered into a Vendor Services Agreement (the “Agreement”) with Touchstone Health HMO, Inc (“Touchstone”). Under the terms of the Agreement, the Company will provide certain care management services for Touchstone plan members who are deemed to be medically complex.

On July 24, 2009 the Company sent notice to Alere Medical Incorporated, a California Corporation (“Alere”), that the Company intends to terminate its Disease Management Services Agreement (DMSA) dated October 16, 2006 due to insufficient program enrollment. The termination of the DMSA was effective on September 22, 2009. Under the terms of the Agreement, Enhanced Care, acting as subcontractor of Alere, was to provide disease management services to members of Tufts Health Plan.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of HCI and its wholly-owned, majority-owned and controlled subsidiaries (which are referred to as the Company, unless the context otherwise requires), as well as certain affiliated limited liability companies, which are variable interest entities required to be consolidated. The Company consolidates all controlled subsidiaries, in which control is effectuated through ownership of voting common stock or by other means. All significant intercompany transactions have been eliminated in consolidation. In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Accounting Standards Codification (“ASC”) No. 855, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 165) “Subsequent Events” (“ASC 855”), the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 13, 2009.

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

The LLCs, which are required to be consolidated under The FASB Accounting Standards Codification (“ASC”) No. 810, (formerly known as Financial Accounting Standards Board (“FASB”) Interpretation No. 46R), as revised (“ASC 810”), “CONSOLIDATION OF VARIABLE INTEREST ENTITIES”, would also be consolidated under the provisions of Emerging Issues Task Force (“ASC” No. 810 (formerly known as (“EITF”) No. 97-2, “APPLICATION OF FASB STATEMENT NO. 94 AND APB OPINION NO. 16) TO PHYSICIAN PRACTICE MANAGEMENT ENTITIES AND CERTAIN OTHER ENTITIES WITH CONTRACTUAL MANAGEMENT ARRANGEMENTS.” The LLCs have been determined to be variable interest entities due to the existence of a call option under which ECI has the ability to require the member(s) holding all of the voting equity interests of the underlying LLCs to transfer their equity interests at any time to any person specified by ECI and vote the member(s) interests as ECI instructs. This call option agreement represents rights provided through a variable interest other than the equity interest itself that caps the returns that could be earned by the equity holders.

In addition the Company has an exclusive long-term management services agreement with each of the LLC’s and the member(s) of the LLCs which allows the Company to direct all of the non-clinical activities of the LLCs, retain all of the economic benefits, and assume all of the risks associated with ownership of the LLCs. Due to these agreements, the Company has all of the economic benefits and risks associated with the LLCs and the Company is considered to be the primary beneficiary of the activities of the LLCs and is required to consolidate the LLCs under ASC 810 (formerly known as FIN 46R).

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company’s revenue includes fees for patient service revenue and revenue from capitated contracts. Net revenue consists of the following components for the nine and three months ended September 30, 2009 and 2008:

	Nine months ended		Three Months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Gross patient service revenue	$3,961,485	$11,885,584	$823,971	$4,338,905
Less:
Provision for contractual allowances	(907,525)	(3,992,419)	(123,389)	(1,856,202)

Net patient service revenue	3,053,960	7,893,165	700,582	2,482,703
Capitated contract revenue	19,091,078	11,349,439	6,807,887	4,608,118

Total revenue	$22,145,038	$19,242,604	$7,508,469	$7,090,821

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

The Company evaluates several criteria in developing the estimated contractual allowances for unbilled and/or initially rejected claims on a monthly basis, including historical trends based on actual claims paid, current contract and reimbursement terms, and changes in patient base and payor/service mix. Contractual allowance estimates are adjusted to actual amounts as cash is received and claims are settled and the aggregate impact of these resulting adjustments were not significant to the Company’s operations for the nine and three months ended September 30, 2009. Further, the Company does not expect the reasonably possible effects of a change in estimates related to unsettled September 30, 2009 contractual allowance amounts from Medicare, Medicaid and other third-party payors to be significant to its future operating results and consolidated financial position. Revenue from capitated contracts is recorded monthly based on the number of members covered under each capitated contract per month.

FAIR VALUE MEASUREMENTS

The Company measures fair value in accordance with the ASC No. 820, Fair Value Measurements (formerly known as “SFAS No. 157). ASC No. 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC No. 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

DERIVATIVE INSTRUMENT LIABILITY

The Company accounts for derivative instruments in accordance with ASC No. 815, “Accounting for Derivative Instruments and Hedging Activities,” as (“ASC 815”) (formerly known as amended “SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2009 and December 31, 2008, the Company did not have any derivative instruments that were designated as hedges.

Derivative instrument income of $2,903,603 and $102,804 for the nine and three months ended September 30, 2009, reflects a non-cash mark-to-market adjustment for the derivative instrument liability resulting from warrants issued with the conversion option embedded in the convertible debentures (Note 5).

INCOME TAXES

The Company adopted the provisions of ASC No. 740, “Accounting for Uncertainty in Income Taxes - an interpretation of ASC Statement 730” (“ASC No. 740”), (formerly known as “FIN No. 48”), in August 2009. ASC 740 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2008 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company as a result of adopting ASC 740 and there are no interests or penalties accrued as management believes the Company has no uncertain tax positions at September 30, 2009.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from 2005-2008 remain open to examination by the I.R.S. and state authorities.

EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is anti-dilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is anti-dilutive and, as such, basic and diluted earnings (loss) per share are the same for the nine and three months ended September 30, 2009 and 2008.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEWLY ADOPTED ACCOUNTING STANDARDS

On July 1, 2009 we adopted FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“FAS 168 (ASC 205)”). FAS 168 (ASC 105) became the single source of authoritative nongovernmental US GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. FAS 168 (ASC 205) reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. For convenience, references to pre-codification standards have been retained in this filing but are accompanied parenthetically by a reference to the appropriate section in the Accounting Standards Codification (“ASC”, “the Codification”). In future filings, commencing with those for the 2010 fiscal year, all references to authoritative accounting literature will be in accordance with the Codification only. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting Standards Not Yet Adopted

There are no new accounting standards that are expected to have a significant impact on the Company

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited).

3.	CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Capitalized software development costs as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009	December 31, 2008

Capitalized software development costs	$1,472,642	$1,491,622

Less: Accumulated amortization	(893,183)	(684,709)

Net	$579,459	$806,913

Amortization expense related to capitalized software development costs for the nine month periods ended September 30, 2009 and 2008 totaled $213,746 and $213,072, respectively. For the three month periods ended September 30, 2009 and 2008, amortization expense totaled approximately $71,250 and $71,250, respectively.

Capitalized software with an original cost of $18,980 with accumulated amortization of $5,273 was reclassified to fixed assets during the first quarter of 2009.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

4.	NOTES PAYABLE

The Company has promissory notes payable as of September 30, 2009. The terms of the outstanding indebtedness require the consent of senior secured convertible note holders prior to the incurrence of any additional indebtedness by the Company.

During September of 2008, the notes payable were restructured and the outstanding accrued interest of $96,244 along with the original principal was refinanced.

Accrued interest on the notes payable, as of September 30, 2009 and December 31, 2008, was $87,140 and $18,527, respectively and is reflected in accrued liabilities in the Company’s condensed consolidated balance sheets.

	September 30, 2009	December 31, 2008

Notes Payable
On August 31, 2006, the Company entered into a promissory note with an original due date of September 30, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	$107,134	$107,134

On September 9, 2006, the Company entered into a promissory note with an original due date of October 7, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	61,528	61,528

On September 28, 2006, the Company entered into a promissory note with an original due date of October 27, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	115,937	115,937

On May 27, 2008, the Company entered into a promissory note with an original due date of May 31, 2009. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	103,498	103,498

On May 27, 2008, the Company entered into four promissory notes with an original due date of May 31, 2009. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	181,072	181,072

On February 20, 2006, the Company entered into a promissory note with an original due date of May 20, 2006. The original due date was extended through May 31, 2010. Interest accrues at the rate of 10% per annum through January 31, 2009 and then at an annual rate of 12%.	162,075	162,075

Total Notes Payable	$731,244	$731,244

Notes payable of $731,244 as of September 30, 2009 are due in 2010 with no principal payments due in 2009.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

5.	CONVERTIBLE NOTES

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

Upon the adoption of ASC 815-40-15 (formerly known as EITF 07-5), in August 2009 (see Note 2), the $1,679,544 in proceeds allocated to the warrants on the commitment date was classified as a derivative liability that is subject to mark-to-market adjustment in each period. The fair value of the warrants at September 30, 2009 was determined by using the Black-Scholes model assuming a stock price of $0.06, a risk free interest rate of 2.31%, volatility of 89% and an expected life of 4.67 years, which is equal to the remaining contractual life of the warrants. The warrants had a fair value of $629,242 on September 30, 2009, each warrant option having a value of $0.023 per share and a probability of vesting of 100%.

Upon the adoption of ASC 815-40-15 in August 2009, the Company determined the contingent conversion option within the Notes to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each period. The fair value of the contingent conversion option on December 23, 2008, was determined by using the Black-Scholes model assuming a stock price of $0.20, a risk free interest rate of 0.41%, volatility of 89% and an expected life of 1.44 years, which is equal to the remaining contractual life of the debt resulting in a fair value of $1,581,505 on December 23, 2008. In determining the value of the contingent conversion option, the Company estimated a 50% probability that the Notes would ultimately become convertible. The Company re-measured the conversion option at December 31, 2008 using the Black-Scholes model and

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

assumptions similar to those used on December 23, 2008 and determined the fair value to be $1,570,803. The Company re-measured the conversion option again at September 30, 2009 and determined the fair value to be $59,743. The fair value of the contingent conversion option at September 30, 2009 was determined by using the Black-Scholes model assuming a stock price of $0.06, a risk free interest rate of 0.40%, volatility of 89%, an expected life of 0.67 years, which is equal to the remaining contractual life of the debt, and a probability factor of 100%.

Upon the adoption of ASC 815-40-15 in August 2009 and the bifurcation of the contingent conversion option as a derivative liability, the debt discount related to the beneficial conversion feature that was previously established in accordance with EITF 00-27 on December 23, 2008 totaling $1,380,237 was eliminated.

On February 13, 2009, an Amendment to the Agreement was entered into with other note holders (“Markman Group”). The terms the Markman Group entered into are substantially similar with the terms entered into with the Holders. The Company also included warrants within the Markman Group transaction for rights to purchase an aggregate of 1,133,123 shares of Common Stock of the Company at $0.30 per share. As a result of the Amendment to the Agreement, the notes and related warrants contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. In accordance with ASC 815-40-15, the warrants and contingent conversion option were classified as derivative liabilities on the balance sheet and will be marked-to-market each period. The fair value of the warrants and contingent conversion option at February 13, 2009 were determined using the Black-Scholes model with a 50% probability factor. The assumptions used were consistent with those used in connection with the Agreement. The warrants and contingent conversion option had a fair value of $339,937 on February 13, 2009. The Company re-measured the warrants and contingent conversion option at September 30, 2009 using the Black-Scholes model with a 100% probability factor and determined the fair value to be $29,069.

At September 30, 2009 and December 31, 2008 the unamortized balance of the debt discounts were $1,687,676 and $2,707,259, respectively. Amortization related to the debt discounts for the nine months ended September 30, 2009 and 2008 was approximately $1.87 million and $0, respectively.

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

          WARRANTS

A summary of warrant activity is as follows:

	Warrants	Price	Weighted Average Price	Weighted Average Life (Years)

Balance, January 1, 2009	31,126,936	—	$0.56	4.52

Refinanced	(31,000)	—	—	5.00

Issued	1,133,123	0.30	$0.30	5.00

Balance, September 30, 2009	32,229,059		$0.56	4.69

Exercisable, September 30, 2009	5,162,879		$0.33	5.00

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

On July 24, 2009 the Company entered into an Agreement and General Release (the “Agreement”) with Brett Cohen. Pursuant to the terms of the Agreement Mr. Cohen resigned his position as Executive Vice President of Operations effective July 24, 2009.

Share information related to options granted under the above issuances is as follows:

	Weighted Average
	Options Granted	Exercise Price

Outstanding at January 1, 2009	2,389,000	$0.90

Granted Q1	3,100,000	$0.20
Forfeited Q1	(90,000)	$0.76
Granted Q2	430,000	$0.35
Forfeited Q2	(30,000)	$1.01
Granted Q3	30,000	$.07
Forfeited Q3	(940,000)	$.23
Exercised	—	—

Outstanding at September 30, 2009	4,889,000	$0.53

Available for future grant	2,059,073

Average remaining term (years)	8.97

Exercisable at September 30, 2009:	1,750,667	$0.56

Intrinsic Value:
Outstanding	—
Exercisable	—

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

          The following table summarizes the nine months ended September 30, 2009 components and classification of stock-based compensation expense included in the consolidated statements of operations.

Stock options granted pursuant to the 2008 Stock Incentive Plan	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Non-executive Directors	03/27/2008	1,050,000	$1,271,953	350,000	$84,797	SG&A

Stock options granted pursuant to the Third Quarter 2008	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	07/18/2008	775,000	$587,743	220,000	$64,874	SG&A
Consultants	07/18/2008	75,000	$56,878	37,500	$25,279	SG&A
Consultants	08/01/2008	24,000	$10,455	24,000	$6,099	SG&A

Stock options granted pursuant to the Fourth Quarter 2008	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	07/18/2008	10,000	$7,584	2,500	$1,327	SG&A
Employees	10/06/2008	1,000,000	$450,685	100,000	$56,786	SG&A
Employees	12/08/2008	30,000	$7,697	—	$1,347	SG&A

Stock options granted pursuant to the First Quarter 2009	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	02/09/2009	3,050,000	$895,512	1,016,667	$375,904	SG&A
Consultants	12/18/2008	50,000	$13,726	—	$10,295	SG&A

Stock options granted pursuant to the Second Quarter 2009	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	04/01/2009	400,000	$74,200	—	$9,619	SG&A
Employees	09/12/2008	30,000	$17,508	7,500	$4,596	SG&A

Stock options granted pursuant to the Third Quarter 2009	Grant Date	Options Granted	Fair Value on Grant Date	Vested Options	Compensation	Category

Employees	08/10/2009	30,000	$1,007	—	$29	SG&A

7.       COMMITMENTS

          CONSULTING AGREEMENTS

In February of 2009, the Company entered into a consulting agreement with its Chairman and Acting Chief Executive Officer whereby the Chairman and Acting Chief Executive Officer would provide management consulting services to the Company. The consulting agreement has a four month term. During the first nine months of 2009 the Company incurred expenses of $48,000 related to this consulting agreement.

In March of 2009, the Company entered into a consulting agreement with an investment advisor whereby the investment advisor would provide management consulting services in addition to investment advisory services. The consulting agreement ends on the earlier of the consummation of a transaction or upon delivery of written notice of termination. This agreement may be terminated at any time by the Company or the consultant and will be effective 10 days after the date of termination notice. During the first nine months of 2009 the Company incurred expenses of $15,000 related to this consulting agreement.

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

In March of 2009, the Company entered into a $510,000 Line of Credit Agreement with certain secured Noteholders. The purpose and sole use of this Line of Credit is to satisfy the Company’s bi-weekly payroll obligations due to timing of receipts from customers and the Company’s payroll obligation. The Line of Credit Agreement matures on May 31, 2009 and carries monthly interest rate of five-twelfths of one percent (5/12%) for access to the funds as well as five-twelfths of one percent (5/12%) interest rate for the number of days that the funds are utilized by the Company. The Line of Credit Agreement was extended to a maturity date of July 31, 2009, with all other terms remaining the same. As discussed in Note 6 in connection to the Stock Purchase Agreement, the Line of Credit Agreement has been extended to December 31, 2009.

On July 10, 2009, Mr. Ken Lame submitted his resignation as Acting Chief Executive Officer of the Company but remains the Chairman of the Company. On the same date, Mr. John Randazzo was appointed as the Interim Chief Executive Officer of the Company.

On September 30, 2009, the Company did not draw from the Line of Credit to meet the payroll obligation.

8.	BUSINESS SEGMENTS

The Company’s operations by business segment for the nine months ended September 30, 2009 and 2008 were as follows:

2009	Medical Management Systems - Facility	Specialty Care Management - Community	Total

Net Revenues	$2,673,921	$19,471,117	$22,145,038

Business Unit Profit	96,882	5,114,380	5,211,262
Corporate Overhead	—	—	(5,763,490)

Operating Loss			$(552,228)

Identifiable Assets	$729,399	$4,061,500	$4,790,899

2008	Medical Management Systems - Facility	Specialty Care Management - Community	Total

Net Revenues	$7,907,540	$11,335,064	$19,242,604

Business Unit Loss	(2,864,069)	(716,017)	(3,580,086)
Corporate Overhead	—	—	(3,079,494)

Operating Loss			$(6,659,580)

Identifiable Assets	$1,725,774	$4,911,822	$6,637,596

HC INNOVATIONS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

9.	RISKS AND UNCERTAINTIES

PATIENT SERVICE REVENUE

Approximately 75% and 29% of net patient services revenue in the nine months ended September 30, 2009 and 2008, respectively, was derived from the combination of federal (Medicare) and state (Medicaid) third-party reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the healthcare industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company’s ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which the Company operates.

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. During the nine month period ended September 30, 2009, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

10.	FAIR VALUE MEASUREMENTS

The Company’s recurring fair value measurements at September 30, 2009 were as follows:

	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical (Level 1) Assets (Level 1)	Significant other Observable Inputs (Level 2) (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (losses) during the three months ended September 30, 2009
Liabilities:
Warrants	$629,242	—	$629,242	—	$37,407
Embedded conversion option	$62,367	—	$62,367	—	$65,397

	$691,609	—	$691,609	—	$102,804

11.	SUBSEQUENT EVENTS

On October 19, 2009, the Company issued a Senior Secured Note (the “Note”) with the Purchaser in the amount of Two Million Four Hundred Thousand Dollars ($2,400,000). Interest shall accrue on the unpaid principal balance of the Note from the date thereof at a rate equal to one percent (1%) per calendar month or part thereof. Interest shall be compounded monthly on the first day of each calendar month, beginning on the first day of the first calendar month following the date of the Note. Such Note matures on or before the earlier of (i) the date of consummation by the parties thereto of the transactions contemplated by that certain Standby Purchase Agreement dated as of August 4, 2009 between the Company and the Purchaser, and (ii) February 28, 2010. Further, the Company and all of its subsidiaries also entered into a Guarantee and Security Agreement dated October 19, 2009 (the “Guarantee and Security Agreement”) wherein the Company and all of its subsidiaries guaranteed the payment of the Note, subject to certain conditions set forth in the Guarantee and Security Agreement.

Simultaneous with the issuance of the Note, certain senior secured note holders (the “Subordinating Note Holders”) that were previously issued Amended and Restated Senior Secured Convertible Notes (the “Senior Secured Notes”) by the Company pursuant to that certain Securities Amendment and Purchase Agreement (the “SAPA”), dated as of December 23, 2008 by and among HCI and the note holders identified therein, executed an Interim Subordination Agreement (the “Subordination Agreement”) whereby such Subordinating Note Holders agreed to the subordination of their Senior Secured Notes, and of any of the Company’s obligations to the Subordinating Note Holders relating thereto, to all of the Company’s obligations under the Note.

In order to effectuate the intentions under the Subordination Agreement, the Subordinating Note Holders executed a Waiver to the SAPA wherein such Subordinating Note Holders agreed to amend the SAPA such that the provisions therein that (i) limit the amount of indebtedness that the Company may incur or create; and (ii) limit the liens that the Company is permitted to assume or create shall be modified to permit the Company to issue such Note in favor of the Holder and, further, to permit the Company guarantee the payment of such Note.

Also, in conjunction with the Rights Offering, the Company increased the authorized amount of common stock from one hundred million shares to one billion.

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

CORPORATE STRATEGY

We create scalable interventions which result in significant healthcare cost savings which drive our growth and profitability.

As is typical with early stage, growth companies, fiscal year 2007, 2008 and first three quarters of 2009 losses are largely a result of business development expenses as well as significant investment in building infrastructure for growing our divisions, business and clinical systems and programs.

In addition to the new operations opened during 2008 we experienced growth in the number of members under care within the Easy Care Operations. As of September 30, 2009 we had approximately 7,050 members under care throughout the Easy Care operations representing a 17% increase from members under care as of December 31, 2008.

RESULTS OF OPERATIONS

Our focus through the first three quarters of 2009 was to invest in the areas of IT/Systems, clinical protocol training and development, human resource recruiting, training and development as well as marketing and business development. We have invested heavily in the development of proprietary software systems for fully integrated electronic health records for its principal divisions: Easy Care and NP Care. During 2008 and 2009 to date, we have also invested in management and systems infrastructure in anticipation of growth.

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

THREE AND NINE - MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues

For the three months ended September 30, 2009, net revenue was $7,508,469, representing an increase of $417,648 or 6%, as compared to the net revenue of $7,090,821 for the three months ended September 30, 2008. The increase is a result of membership growth from existing customers. For the nine months ended September 30, 2009, net revenue was $22,145,038, representing an increase of $2,902,434 or 15%, as compared to the net revenue of $19,242,604 for the nine months ended September 30, 2008, primarily a result of membership growth from existing customers.

Cost of Net Revenue and Gross Profit

For the three months ended September 30, 2009, cost of services was $4,229,717, representing a decrease of ($520,377) or (11%), as compared to the cost of net revenue of $4,750,094 for the three months ended September 30, 2008. The decrease is a result of exiting select markets in our medical management segment and continued focus on cost containment strategies. For the nine months ended September 30, 2009, cost of services was $12,234,414, representing a decrease of ($1,392,296) or (10%), as compared to the cost of services of $13,626,710 for the nine months ended September 30, 2008. The decrease is a result of exiting select markets in our medical management segment and continued focus on cost containment strategies.

For the three months ended September 30, 2009, gross margin was $3,278,752 or 44% as compared to the gross margin of $2,340,727 or 33% of net revenue for the three months ended September 30, 2008. For the nine months ended September 30, 2009, gross margin was $9,910,624 or 45% of net revenue representing an increase of $4,294,730, or 77% as compared to the gross margin of $5,615,894, or 29% of net revenue for the nine months ended September 30, 2008. The margin improvement for both the three month and nine month periods of 2009 as compared to the comparable periods of 2008 are a result primarily of the Company’s membership growth combined with improved efficiencies in operations and cost containment strategies.

Selling, General and Administrative Expense (“SG&A Expenses”)

SG&A expenses include the wages and salaries of administrative and business development personnel, as well as other general and corporate overhead costs not directly related to generation of net revenue. For the three months ended September 30, 2009, total SG&A Expenses were $3,279,422, representing a decrease of ($992,546) or (23%) as compared to the total SG&A Expenses of $4,271,968 for the three months ended September 30, 2008. For the nine months ended September 30, 2009, total SG&A expenses were $10,031,948, representing a decrease of ($1,837,956) or (16%) as compared to the total SG&A expenses of $11,869,404 for the nine months ended September 30, 2008. The decreases in both the three and nine month periods of 2009 as compared to the comparable periods of 2008 are results of the Company’s continuing focus on operational efficiencies and cost containment strategies.

Depreciation and amortization expense are calculated using the straight line method over the estimated useful lives of the assets, or, in the case of leasehold improvements over the remaining term of the related lease, whichever is shorter. For the three months ended September 30, 2009, depreciation and amortization expense included in operating expenses was $148,761, representing an increase of $15,465 or 12%, as compared to the total depreciation and amortization expense of $133,296 included in SG&A for the three months ended September 30, 2008. For the nine months ended September 30, 2009, depreciation and amortization expense included in operating expenses is $430,904, representing an increase of $25,334 or 6%, as compared to the total depreciation and amortization expense of $405,570 for the nine months ended September 30, 2008.

Loss from operations

For the three months ended September 30, 2009, we incurred a loss from operations of ($149,431) representing an improvement of $1,915,106 or 93%, compared to ($2,064,537) for the three months ended September 30, 2008. For the nine months ended September 30, 2009, we incurred a loss from operations of ($552,228), representing an improvement of $6,107,352 or 92% compared to a loss from operations of ($6,659,580) for the nine months ended September 30, 2008. Revenues and operating results are expected to fluctuate from period to period as a result of the timing of new contracts and additional start-up costs associated with additional planned new markets.

Other Income (Expense)

Other income (expense) includes interest income/expense, amortization of net discounts as well as income from derivative instruments in accordance with GAAP. For the three months ended September 30, 2009, Other Expense was $867,388 representing an improvement of $458,188 or 35% compared to other expense of $1,325,576 for the three months ended September 30, 2008. The change is due to the decrease in interest expense due to the senior secured Noteholders which was capitalized as convertible debentures offset by an increase in amortization expense related to the derivative liabilities and combined with the income derived from the change in fair value of derivative liabilities. For the nine months ended September 30, 2009, other income was $87,976, representing an improvement of $3,958,636 or 102% compared to other expense of ($3,870,660) for the nine months ended September 30, 2008. The year to date change in Other Income is due to the decrease in interest expense, offset by additional amortization expense as well as year to date profit on the change in fair value of derivative instruments.

Income Tax Expense

We have incurred net operating losses (NOLs) since inception. At September 30, 2009, we had net operating loss carry forwards for federal income tax purposes of approximately $25.0 million, which is available to offset future federal taxable income, if any, ratably through 2028. These net operating losses are subject to review by federal and state tax authorities and limitation due to change in ownership.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our liquidity needs through a variety of sources including proceeds from the sale of common stock, borrowing from banks, loans from our stockholders, issuance of convertible notes and cash flows from operations. At September 30, 2009 and December 31, 2008, we had $850,666 and $393,982, respectively, in cash and cash equivalents. Operating activities for the nine months ended September 30, 2009 provided $189,670, representing an improvement of $4,200,265 when compared to the cash used in operating activities of $4,010,594 for the nine months ended September 30, 2008. This change is primarily due to the increased membership, growth in the business and the Company’s continuing focus on operational efficiencies and cost containment strategies.

Accounts Receivable

As of September 30, 2009 and December 31, 2008, our accounts receivable aging by major payers was as follows:

          September 30, 2009:

	0-30	31-60	61-90	>90	Total

Medicare	$6,175	$2,342	$160	$2,130	$10,807
Medicaid	51	160	281	8,254	8,746
Blue Cross	246	36	68	18	368
Other	2,169,709	25,835	13,949	4,595	2,214,088

	$2,176,181	$28,373	$14,458	$14,997	$2,234,009

          December 31, 2008:

	0-30	31-60	61-90	> 90	Total

Medicare	$292,101	$18,145	$0	$0	$310,246
Medicaid	9,648	2,394	0	0	12,042
Healthnet	15,686	3,572	0	0	19,258
Blue Cross	13,859	3,763	0	0	17,622
Other Private	1,974,095	494,495	84,540	12,337	2,565,467

	$2,305,389	$522,369	$84,540	$12,337	$2,924,635

Receivables recorded at September 30, 2009 and December 31, 2008 consists primarily of capitated contracts and to a lesser extent patient service fees to be reimbursed by Medicare, Medicaid and other private insurance payers. Self pay accounts are not material. These accounts are actively monitored by management and a third party billing company responsible for collecting amounts due.

A significant portion of our patient services revenues have been reimbursed by federal Medicare and, to a lesser extent, state Medicaid programs. Payments for services rendered to patients covered by these programs are generally less than billed charges. We monitor our revenues and receivables from these reimbursement sources, as well as other third-party insurance payers, and records an estimated contractual allowance for certain service revenues and receivable balances in the month of revenue recognition, to properly account for anticipated differences between billed and reimbursed amounts. Reimbursement is determined based on historical payment trends as well as current contract terms. Accordingly, a substantial portion of the total net revenues and receivables reported in our condensed consolidated financial statements for the nine and three months ended September 30, 2009 and the year ended December 31, 2008 are recorded at the amount ultimately expected to be received from these payers. For the nine months ended September 30, 2009 and the year ended December 31, 2008, there were $907,525 and $5,315,186, respectively, recorded as contractual allowances.

Management has provided for uncollectible accounts receivable through direct write-offs and such write-offs have been within management’s expectations. Historical experience indicates that after such write-offs have been made, potential collection losses are considered minimal and, therefore, no allowance for doubtful accounts is considered necessary by management. On a monthly basis, management reviews the accounts receivable aging by payer and rejected claims to determine which receivables, if any are to be written off. For the nine and three months ended September 30, 2009 and 2008, there were no bad debt direct write-offs recorded in our results of operations.

During the nine months ended ending September 30, 2009 the Company reduced its accounts receivables due to accelerated cash collection on its customer billings. The Company also reduced its accounts payables by focusing on paying down several of the Company’s older obligations. The Company, in connection with meeting specific contract metrics, also recognized revenue that was previously deferred.

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

We are obligated under various operating leases for the rental of office space and office equipment. Future minimum rental commitments with a remaining term in excess of one year as of September 30, 2009 are as follows:

PERIODS ENDING DECEMBER 31,
2009	$134,553
2010	356,636
2011	132,083
2012	98,784
2013	41,212
2014	13,888

Total minimum lease payments	$777,156

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

We have capitalized costs related to the development of software for internal use. Capitalized costs include external costs of materials and services and consulting fees devoted to the specific software development. These costs have been capitalized based upon Accounting Standards Codification (“ASC”) No. 350-40, (formerly known as Statement of Position (SOP) No. 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In accordance with SOP No. 98-1, internal-use software development costs are capitalized once (i) the preliminary project stage is completed, (ii) management authorizes and commits to funding a computer software project, and (iii) it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred prior to meeting these qualifications are expensed as incurred. Capitalization of costs ceases when the project is substantially complete and ready for its intended use. Internal-use software development costs are amortized using the straight-line method over estimated useful lives approximating five years.

The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by us with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures fair value in accordance with Accounting Standards Codification (“ASC”) No. 820, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 157), Fair Value Measurements (“ASC No. 820”). ASC No. 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. ASC No. 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2009, the Company adopted Accounting Standards Codification (“ASC”) No. 815, (formerly known as Statement of Financial Accounting Standards (“SFAS”) No. 161), “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815”), which changes the disclosure requirements for derivative instruments and hedging activities. ASC 815 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 (formerly known as SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of ASC 815 did not have a material impact on the condensed consolidated financial statements.

In January 2009, the Company adopted Emerging Issues Task Force Issue ASC 815-40-15, (formerly known as EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (ASC 815-40-5) effective January 1, 2009. The adoption of ASC 815-40-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants and convertible instruments with such provisions will no longer be recorded in equity. The Company evaluated whether the warrants to acquire stock of the Company and the conversion feature in its convertible notes contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. The Company determined that the warrants issued under the Securities Amendment and Purchase Agreement dated December 23, 2008 and the contingent conversion option in the notes issued under the same Agreement contained such provisions.

In accordance with ASC 815-40-15, the Company, beginning on January 1, 2009, recognizes these warrants and the embedded contingent conversion option as liabilities at their respective fair values on each reporting date. The cumulative effect of the change in accounting for these instruments of $5,658 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the balance sheet before initial adoption of ASC 815-40-15 and the amounts recognized in the consolidated balance sheet upon the initial application of ASC 815-40-15. The amounts recognized in the balance sheet as a result of the initial application of ASC 815-40-15 on January 1, 2009 were determined based on the amounts that would have been recognized if ASC 815-40-15 had been applied from the issuance date of the warrants and contingent conversion option.

Accounting Standards Not Yet Adopted

There are no new accounting standards that are expected to have a significant impact on the Company.

ITEM 3. QUANTITIVE AND QUALTITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company has reevaluated the effectiveness of the design and operation of its disclosure controls and procedures to allow timely decisions regarding required disclosure as of the period covered by this report. This reevaluation was done under the supervision and with the participation of management, including the Company’s Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate. Based on this evaluation, the Company concluded that because of material weakness in our internal controls over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) are not effective in timely alerting them to material information relating to the Company required to be included in its periodic Securities and Exchange Commission filings and to ensure information required to be included by the Company in reports we file or submit under the Securities Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management including the Company’s Interim CEO and CFO, as appropriate, to allow timely decisions regarding disclosure as of the end of the period covered by this report. The audit adjustments recorded for 2008 and 2007 are indicative of a lack of effective controls over the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Management has engaged in remediation efforts to address the material weakness identified in the Company’s disclosure controls and procedures and to improve and strengthen our overall control environment. Notwithstanding weakness in the Company’s internal control over financial reporting as of September 30, 2009, the Company believes that the condensed consolidated financial statements contained in this report present fairly its financial condition, the results of our operations and cash flows for the periods covered thereby in all material respects in accordance with accounting principles generally accepted in the United States.

CHANGES IN INTERNAL CONTROLS

As stated herein, the Company is currently working on changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) and expects to have these changes fully implemented by the end of the fourth quarter of 2009. As the Company has experienced growth in its business, it has continued to evaluate its overall control environment and enhance controls. These enhancements are not being done as a direct result of any identified control weakness but as a way to ensure enhanced controls continue to operate effectively as the business continues to grow. The changes that the Company has undertaken to date are as follows:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material proceedings. Certain shareholders have advised us of their intent to commence proceedings against the Company relating to the transactions described in Part II, Item 2 below; however no such proceedings have been commenced and the Company cannot assess the merit, if any, of any such claims such shareholders may assert in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

HC Innovation, Inc.

Date: November 13, 2009	By:	/S/ JOHN RANDAZZO

John Randazzo
Interim Chief Executive Officer

HC Innovation, Inc.

Date: November 13, 2009	By:	/S/ R. SCOTT WALKER

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